Form 10-Q
period 1996-03-31
INLAND LAND APPRECIATION FUND LP
filed 1996-05-15
CIK 825315

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q




 [X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
     Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1996

                                       or

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

         For the transition period from                to
                                        --------------     ------------

                            Commission File #0-18431


                       Inland Land Appreciation Fund, L.P.
             (Exact name of registrant as specified in its charter)


          Delaware                                  #36-3544798
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
  of incorporation or organization)


 2901 Butterfield Road, Oak Brook, Illinois             60521
  (Address of principal executive office)             (Zip Code)


   Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                                 Balance Sheets

                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                                     Assets


                                                         1996          1995
                                                         ----          ----
 Current assets:
   Cash and cash equivalents (Note 1).............. $   327,500       626,942
   Accounts and accrued interest receivable........      21,675         7,224
   Mortgage loans receivable (Note 5)..............      35,662        73,614
   Other current assets............................         316         1,165
                                                    -----------   -----------
     Total current assets..........................     385,153       708,945
                                                    -----------   -----------
 Other assets......................................      18,915        19,915
 Investments in land and improvements, at cost
   (including acquisition fees paid to Affiliates
   of $1,476,810) (Notes 1, 2 and 3)...............  25,176,634    24,846,973
                                                    -----------   -----------
 Total assets...................................... $25,580,702    25,575,833
                                                    ============  ============




























                 See accompanying notes to financial statements.

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                        Liabilities and Partners' Capital
                        ---------------------------------

                                                         1996          1995
                                                         ----          ----
 Current liabilities:
   Accounts payable and accrued expenses........... $   102,409       131,772
   Accrued real estate taxes.......................      60,851        47,733
   Due to Affiliates (Note 2)......................      75,002        13,855
   Unearned income.................................      34,650        20,707
   Deferred gain on sales..........................       8,620        14,926
                                                    -----------   -----------
     Total current liabilities.....................     281,532       228,993
                                                    -----------   -----------
 Partners' capital (Notes 1 and 2):
   General Partner:
     Capital contribution..........................         500           500
     Cumulative net income.........................     167,957       168,497
     Cumulative cash distributions.................    (153,743)     (153,743)
                                                    -----------   -----------
                                                         14,714        15,254
                                                    -----------   -----------
   Limited Partners:
     Units of $1,000. Authorized 30,001 Units,
       29,792 Units outstanding (net of offering
       costs of $3,768,113, of which $1,069,764
       was paid to Affiliates).....................  26,040,820    26,040,820
     Cumulative net income.........................   3,390,031     3,437,161
     Cumulative cash distributions.................  (4,146,395)   (4,146,395)
                                                    -----------   -----------
                                                     25,284,456    25,331,586
                                                    -----------   -----------
     Total Partners' capital.......................  25,299,170    25,346,840
                                                    -----------   -----------
 Total liabilities and Partners' capital........... $25,580,702    25,575,833
                                                    ============  ============












                 See accompanying notes to financial statements.

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                         1996         1995
                                                         ----         ----
 Income:
   Land sales (Notes 1 and 3)...................... $     6,306        46,216
   Rental income (Note 4)..........................      57,359        60,742
   Interest income.................................       6,964        19,877
   Other income....................................          30          -
                                                    -----------   -----------
                                                         70,659       126,835

 Expenses:
   Cost of land sold...............................        -           32,609
   Professional services to Affiliates.............      10,560         6,395
   Professional services to non-affiliates.........      23,580        24,550
   General and administrative expenses to
     Affiliates....................................       8,568         8,701
   General and administrative expenses to
     non-affiliates................................       3,766         3,875
   Marketing expenses to Affiliates................      32,240        35,231
   Marketing expenses to non-affiliates............      12,348         4,802
   Land operating expenses to Affiliates...........      14,256        14,447
   Land operating expenses to non-affiliates.......      13,011        13,749
                                                    -----------   -----------
                                                        118,329       144,359
                                                    -----------   -----------
   Net loss........................................ $   (47,670)      (17,524)
                                                    ============  ============

 Net loss allocated to:
   General Partner.................................        (540)         (175)
   Limited Partners................................     (47,130)      (17,349)
                                                    -----------   -----------
     Net loss...................................... $   (47,670)      (17,524)
                                                    ============  ============


 Net loss allocated to the one General
   Partner Unit.................................... $      (540)         (175)
                                                    ============  ============

 Net loss per weighted average Limited Partner
   Units (29,792 and 29,811 for the three months
   ended March 31, 1996 and 1995, respectively).... $     (1.58)         (.58)
                                                    ============  ============





                 See accompanying notes to financial statements.

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)



                                                         1996          1995
                                                         ----          ----
 Cash flows from operating activities:
   Net loss........................................ $   (47,670)      (17,524)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Gain on sale of land..........................      (6,306)      (13,607)
     Changes in assets and liabilities:
       Accounts and accrued interest receivable....     (14,451)      (46,947)
       Other current assets........................         849        (2,060)
       Other assets................................       1,000          -
       Accounts payable and accrued expenses.......     (29,363)        8,282
       Accrued real estate taxes..................       13,118        11,754
       Due to Affiliates...........................      61,147        62,098
       Unearned income.............................      13,943        20,175
                                                    -----------   -----------
 Net cash provided by (used in) operating
   activities......................................      (7,733)       22,171
                                                    -----------   -----------
 Cash flows from investing activities:
   Additions to land investments...................    (329,661)     (172,069)
   Principal payments collected on mortgage
     loans receivable..............................      37,952          -
   Proceeds from disposition of land investments...        -          46,216
                                                    -----------   -----------
 Net cash used in investing activities.............    (291,709)     (125,853)
                                                    -----------   -----------
 Cash flows from financing activities:
   Repurchase of Limited Partnership Units.........        -           (4,370)
                                                    -----------   -----------
 Net cash used in financing activities.............        -           (4,370)
                                                    -----------   -----------
 Net decrease in cash and cash equivalents.........    (299,442)     (108,052)
 Cash and cash equivalents at beginning of period..     626,942     1,267,942
                                                    -----------   -----------
 Cash and cash equivalents at end of period........ $   327,500     1,159,890
                                                    ============  ============











                 See accompanying notes to financial statements.

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


 Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

 (1)  Organization and Basis of Accounting

 Inland Land Appreciation Fund, L.P. (the "Partnership") was formed on October 23, 1987, by the filing of a Certificate of Limited Partnership, which was restated on August 25, 1988, under the Revised Uniform Limited Partnership Act of the State of Delaware, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6,
 1989, with total sales of 30,000 Units at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. As of March 31, 1996, the Partnership has repurchased a total of 209 Units for $192,069 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Deferred organization costs were amortized over a 60-month period. Offering costs have been offset against the Limited Partners' capital accounts.

 The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value because of the relative short maturity of these instruments.

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 Except as described in footnote (b) to Note (3) of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for all land purchases and sales. The total cost of land is divided by the total number of acres to arrive at a per acre price.

 The investments in land held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if management determines that parcels have suffered an impairment in value which is deemed to be other than temporary, the carrying value of the parcels would be reduced to their net realizable value through the direct write-off method. Through March 31, 1996, there were no such impairments.

 The fair value of the mortgage loans receivable approximates their carrying value due to their short term to maturity.

 No provision for Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

 Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

 In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (2)  Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $18,761 and $13,440 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

 The General Partner is entitled to receive Asset Management Fees for management services. Such fees of $14,256 and $14,447 have been incurred for the three months ended March 31, 1996 and 1995, respectively. Such costs are included in land operating expenses to Affiliates, of which $14,671 and $415 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

 An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under terms of the the Partnership Agreement) for direct costs, of which $32,339 was unpaid as of March 31, 1996.

 An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $9,231 and $0 have been incurred for the three months ended March 31, 1996 and 1995, respectively, and are included in investments in land and improvements, of which $9,231 was unpaid as of March 31, 1996.

                                                         INLAND LAND APPRECIATION FUND, L.P.
                                                               (a limited partnership)

                                                            Notes to Financial Statements
                                                                     (continued)

 (3) Investments in Land and Improvements
                                                                                                              Total
                    Gross                                                         Costs                     Remaining      Current
                    Acres   Purchase/               Initial Costs              Capitalized     Costs of     Costs of      Year Gain
        Location: Purchased   Sales       Original  Acquisition               Subsequent to    Property    Parcels at      on Sale
 Parcel  County    /(Sold)    Date         Costs       Costs        Total      Acquisition       Sold        3/31/96     Recognized
 ------ --------- --------- --------- ------------- ------------- ------------ ------------ ------------- ------------- -----------
  1       Kendall   84.7360  01/19/89 $   423,680       61,625      485,305        979,746         -        1,465,051         -

  2       McHenry  223.4121  01/19/89     650,000       95,014      745,014         16,564      611,505       150,073         -
                  (183.3759) 12/27/90

  3       Kendall   20.0000  02/09/89     189,000       13,305      202,305           -         202,305          -            -
                   (20.0000) 05/08/90

  4       Kendall   69.2760  04/18/89     508,196       38,126      546,322        122,599      235,275       433,646         -
                     (.4860) 02/28/91
                   (27.5750) 08/25/95

  5   Kendall (a)  372.2230  05/03/89   2,532,227      135,943    2,668,170         24,824      160,313     2,532,681         -
                    (Option) 04/06/90

  6   Kendall (b)   78.3900  06/21/89     416,783       31,691      448,474        117,251         -          565,725         -

  7   Kendall (b)   77.0490  06/21/89      84,754        8,163       92,917        101,541         -          194,458         -

  8   Kendall (b)    5.0000  06/21/89      60,000        5,113       65,113           -          65,113          -            -
                    (5.0000) 10/06/89

  9   McHenry (b)   51.0300  08/07/89     586,845       22,482      609,327            437         -          609,764         -

 10   McHenry (b)  123.9400  08/07/89      91,939        7,224       99,163            600       99,763          -            -
                  (123.9400) 12/06/89

 11   McHenry (b)   30.5920  08/07/89     321,216       22,641      343,857          5,288         -          349,145         -

 12       Kendall   90.2710  10/31/89     907,389       41,908      949,297           -           7,456       941,841         -
                     (.7090) 04/26/91

 13       McHenry   92.7800  11/07/89     251,306       19,188      270,494          2,735         -          273,229         -

 14       McHenry   76.2020  11/07/89     419,111       23,402      442,513         42,504         -          485,017         -

 15          Lake   84.5564  01/03/90   1,056,955       85,283    1,142,238        421,368         -        1,563,606
                                      -----------   ----------    ---------    -----------  -----------   -----------   -----------
       Subtotal                         8,499,401      611,108    9,110,509      1,835,457    1,381,730     9,564,236         -


                                                         INLAND LAND APPRECIATION FUND, L.P.
                                                               (a limited partnership)

                                                            Notes to Financial Statements
                                                                     (continued)


 (3) Investments in Land and Improvements (continued)
                                                                                                              Total
                    Gross                           Initial Costs                 Costs                     Remaining      Current
                    Acres   Purchase/ ---------------------------------------- Capitalized     Costs of     Costs of      Year Gain
        Location: Purchased   Sales       Original  Acquisition               Subsequent to    Property    Parcels at      on Sale
 Parcel  County    /(Sold)    Date         Costs       Costs        Total      Acquisition       Sold        3/31/96     Recognized
 ------ --------- --------- --------- ------------- ------------- ------------ ------------ ------------- ------------- -----------
         Subtotal                       8,499,401      611,108    9,110,509      1,835,457    1,381,730     9,564,236         -

 16  Kane/Kendall   72.4187  01/29/90   1,273,537       55,333    1,328,870         41,421         -        1,370,291         -

 17       McHenry   99.9240  01/29/90     739,635       61,038      800,673         89,385         -          890,058         -

 18       McHenry   71.4870  01/29/90     496,116       26,259      522,375         14,297       11,109       525,563         -
                     (.5000) 06/05/90
                     (.5000) 12/11/90
                     (.5200) 03/11/93

 19       McHenry   63.6915  02/23/90     490,158       29,158      519,316          6,233         -          525,549         -

 20          Kane  224.1480  02/28/90   2,749,800      183,092    2,932,892        167,869        3,651     3,097,110         -
                     (.2790) 10/17/91

 21       Kendall  172.4950  03/08/90   1,327,459       75,822    1,403,281         61,574         -        1,464,855         -

 22       McHenry  254.5250  04/11/90   2,608,881      136,559    2,745,440         20,323         -        2,765,763         -

 23       Kendall  140.0210  05/08/90   1,480,000      116,240    1,596,240        384,043    1,196,909       783,374        6,306
                    (4.4100) var 1993
                   (35.8800) var 1994
                    (3.4400) var 1995

 24       Kendall  298.4830  05/23/90   1,359,774       98,921    1,458,695         10,050       60,878     1,407,867         -
                   (12.4570) 05/25/90

 25          Kane  225.0000  06/01/90   2,600,000      168,778    2,768,778         13,190         -        2,781,968         -
                                      -----------  -----------  -----------  -------------  -----------  ------------  -----------
                                      $23,624,761    1,562,308   25,187,069      2,643,842    2,654,277    25,176,634        6,306
                                      ============ ============ ============ ============== ============ ============= ============


                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



 (3) Investments in Land and Improvements (continued)


 a. Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The sale transaction relates to the sale of this option.


 b. The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6,7 & 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7, and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined) and distributions to the Partners.


 c.   Reconciliation of real estate owned:

                                           1996               1995
                                       -----------        -----------
      Balance at January 1,........... $24,846,973         24,106,379

      Additions during period.........     329,661          1,069,759

      Sales during period.............        -               329,165

      Balance at end of period........ $25,176,634         24,846,973
                                       ============       ============

                       INLAND LAND APPRECIATION FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (4)  Farm Rental Income

 The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

 As of March 31, 1996, the Partnership has farm leases of generally one year in duration, for approximately 2,325 acres of the approximately 2,683 acres owned.


 (5)  Mortgage Loans Receivable

 As a result of the sale of four lots in Parcel 23, the Partnership received mortgage loans receivable totaling $155,921. As of December 31, 1995, two mortgage loans receivable totaling $82,307 had been prepaid. During 1996 an additional mortgage loan receivable of $37,952 was prepaid. The Partnership will continue to receive interest only payments based on an interest rate of 9% per annum on the remaining mortgage loan. All principal is due in the third quarter of 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



 Liquidity and Capital Resources

 On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) of Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the Offering terminated with a total of 30,000 Units sold to the public at $1,000 per Unit resulting in $30,000,000 in gross offering proceeds, which does not include the Initial Limited Partner and the General Partner. All of the holders of these Units have been admitted to the Partnership.

 The Partnership used $25,187,069 of gross offering proceeds to purchase, on an all-cash basis, twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 1996, the Partnership has had fifty-one sales transactions, including the sale of the option and three sales of right-of-way to the Illinois Department of Transportation, through which it has disposed of approximately 419 acres of the approximately 3,102 acres originally owned. As of March 31, 1996, cumulative distributions of net sales proceeds have totaled $4,146,395 to the Limited Partners (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. As of March 31, 1996, the Partnership has used $2,643,842 of working capital reserve for rezoning and other activities and such amount is included in investments in land and improvements.

 The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the subdivision of Partnership land and/or annexation of land to a municipality. As of March 31, 1996, the Partnership owns in whole or in part twenty-two of its original parcels, all of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

 At March 31, 1996, the Partnership had cash and cash equivalents of $327,500, of which approximately $193,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $134,500 is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

 The Partnership plans to enhance the value of its land through rezoning and has applications pending for rezoning on several parcels, including Parcel 20 and Parcel 24. In addition, zoning has been approved on five parcels. In 1990, the Village of Oswego approved annexation and zoning for Parcel 1, within months after that parcel was purchased. However, on August 1, 1994, the Village approved a revised "neo-traditional" concept plan for the property calling for higher residential densities as well as a 16-acre "Village Square" business area. A preliminary plat and final plat have since been submitted to the Village for the new plan. A preliminary plat for forty residential lots and a six acre commercial parcel has been approved by the Village of Hawthorn Woods and an Affiliate of the General Partner has begun marketing the parcel for sale. An Affiliate of the General Partner is also engaged in zoning and/or rezoning discussions with appropriate municipal or county authorities on a number of other parcels, including Parcels 5, 17, 18, 21, 22, 25 and the remaining portion of Parcel 23. In March 1995, the Village of Yorkville approved annexation and zoning of Parcels 4, 6 and 7 for manufacturing, business and residential use. Development of the manufacturing portion is proceeding and marketing of the improved land has begun.

 Of the total 140 acres of Parcel 23, approximately half of the acreage was platted for 38 lots and sold. The Partnership is currently engaged in discussions to rezone the remaining 70 acres and will then begin marketing additional lots for sale.

 The City of Aurora has approved annexation and zoning of Parcel 16 which allows commercial, office/research, senior housing, townhomes and rental apartments. The property is being marketed for sale to various builders.

 Results of Operations

 The land sales income recorded for the three months ended March 31, 1996 is a result of the prepayment of the mortgage loan receivable relating to the 1994 sale of lots of parcel 23. The deferred gain on these sales is recorded as cash is received.

 The land sales income and cost of land sold recorded for the three months ended March 31, 1995 is the result of the sale of approximately one acre through one lot sale of Parcl 23.

 As of March 31, 1996, the Partnership owned twenty-two parcels of land consisting of approximately 2,683 acres. Of the approximately 2,683 acres owned, 2,325 acres are leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The decrease in rental income and land operating expenses to Affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to the decrease of the land portfolio as a result of land sales. The decrease in rental income was partially offset by the annual increase in lease amounts from tenants.

 Interest income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

 Professional services to Affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in legal services.

 Marketing expenses to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.









                                     PART II

 Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INLAND LAND APPRECIATION FUND, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996