Form 10-Q
period 1996-06-30
INLAND LAND APPRECIATION FUND LP
filed 1996-08-12
CIK 825315

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1996

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

       For the transition period from ______________ to ______________


                           Commission File #0-18431


                      Inland Land Appreciation Fund, L.P.
            (Exact name of registrant as specified in its charter)


         Delaware                                  #36-3544798
(State or other jurisdiction           (I.R.S. Employer Identification Number)
      of incorporation
      or organization)


2901 Butterfield Road, Oak Brook, Illinois             60521
 (Address of principal executive office)             (Zip Code)


       Registrant's telephone number, including area code:  630-218-8000


                                     N/A
                    _______________________________________
                    (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ___    __

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ______


                                                        1996         1995
                                                   ------------  ------------
Current assets:
  Cash and cash equivalents (Note 1).............. $    47,590       626,942
  Accounts and accrued interest receivable........      16,896         7,224
  Mortgage loans receivable (Note 5)..............      35,662        73,614
  Other current assets............................         834         1,165
                                                   ------------  ------------

    Total current assets..........................     100,982       708,945

Other assets......................................      19,915        19,915
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,475,347 and $1,476,810 at June 30, 1996
  and December 31, 1995, respectively) (Notes 1,
  2 and 3)........................................  25,627,274    24,846,973
                                                   ------------  ------------

Total assets...................................... $25,748,171    25,575,833
                                                   ============  ============











                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       _________________________________


                                                       1996          1995
                                                   ------------  ------------
Current liabilities:
  Accounts payable................................ $    48,082       131,772
  Accrued real estate taxes.......................      44,687        47,733
  Due to Affiliates (Notes 2 and 6)...............       3,038        13,855
  Notes payable to Affiliate (Note 6).............     320,279          -
  Unearned income.................................      29,996        20,707
  Current portion of deferred gain on sales.......       8,619        14,926
                                                   ------------  ------------

Total current liabilities.........................     454,701       228,993
                                                   ------------  ------------

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     167,876       168,497
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------

                                                        14,633        15,254
                                                   ------------  ------------
  Limited Partners:
    Units of $1,000. Authorized 30,001 Units,
      29,760.25 and 29,792.25 Units outstanding
      at June 30, 1996 and December 31, 1995,
      respectively (net of offering costs
      of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  26,013,253    26,040,820
    Cumulative net income.........................   3,411,988     3,437,161
    Cumulative cash distributions.................  (4,146,404)   (4,146,395)
                                                   ------------  ------------

                                                    25,278,837    25,331,586
                                                   ------------  ------------

    Total Partners' capital.......................  25,293,470    25,346,840
                                                   ------------  ------------

Total liabilities and Partners' capital........... $25,748,171    25,575,833
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)



                                        Three months             Six months
                                           ended                   ended
                                          June 30,                June 30,
                                    --------------------    ------------------
                                       1996       1995        1996      1995
                                    ----------  --------    -------   --------
Income:
  Sale of investments in land
    (Notes 1 and 3)...............  $  52,811     92,911     59,117    139,127
  Rental income (Note 4)...........    35,538     62,560     92,897    123,302
  Interest income..................     1,533     18,191      8,497     38,068
  Other income.....................      -          -            30       -
                                    ----------  --------    -------   --------

                                       89,882    173,662    160,541    300,497
                                    ----------  --------    -------   --------

Expenses:
  Cost of investments in land sold.    22,785     65,218     22,785     97,827
  Professional services to
    Affiliates.....................     3,004      6,738     13,564     13,133
  Professional services to
    non-affiliates.................     3,884         13     27,464     24,563
  General and administrative
    expenses to Affiliates.........     4,894      5,890     13,462     14,591
  General and administrative
    expenses to non-affiliates.....     7,031      6,515     10,797     10,390
  Marketing expenses to Affiliates.    (5,188)     7,428     27,052     42,659
  Marketing expenses to
    non-affiliates.................     6,213      5,575     18,561     10,377
  Land operating expenses to
    Affiliates.....................    14,671     14,414     28,927     28,861
  Land operating expenses to
    non-affiliates.................    10,712     20,421     23,723     34,170
                                    ----------  --------    -------   --------

                                       68,006    132,212    186,335    276,571
                                    ----------  --------    -------   --------

Net income (loss).................. $  21,876     41,450    (25,794)    23,926
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)



                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                    --------------------  ---------------------
                                       1996       1995       1996       1995
                                    ---------  ---------  ---------- ----------
Net income (loss) allocated to:
  General Partner.................. $     (81)         1       (621)      (174)
  Limited Partners.................    21,957     41,449    (25,173)    24,100
                                    ---------  ---------  ---------- ----------
Net income......................... $  21,876     41,450    (25,794)    23,926
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     (81)         1       (621)      (174)
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units (29,774
  and 29,792 for the three months
  ended June 30, 1996 and 1995,
  and 29,783 and 29,809 for the
  six months ended June 30, 1996
  and 1995, respectively).......... $     .73        1.39      (.85)       .81
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1996 and 1995
                                  (unaudited)




                                                       1996          1995
                                                   ------------  ------------
Cash flows from operating activities:
  Net income (loss)............................... $   (25,794)       23,926
  Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
    Gain on sale of investments in land...........     (36,332)      (41,300)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....      (9,672)      (30,197)
      Other current assets........................         331        (3,580)
      Accounts payable............................     (83,690)       (1,810)
      Accrued real estate taxes..................       (3,046)        8,012
      Due to Affiliates...........................     (10,817)          (46)
      Unearned income.............................       9,289        (3,435)
                                                   ------------  ------------

Net cash used in operating activities.............    (159,731)      (48,430)
                                                   ------------  ------------

Cash flows from investing activities:
  Additions to investments in land................    (803,086)     (515,875)
  Notes payable to Affiliate......................     320,279          -
  Principal payments collected on mortgage
    loans receivable..............................      37,952          -
  Proceeds from disposition of investments in land      52,810       139,127
                                                   ------------  ------------

Net cash used in investing activities.............    (392,045)     (376,748)
                                                   ------------  ------------

Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........     (27,567)       (5,418)
  Foreign Partners' withholding...................          (9)         -
                                                   ------------  ------------

Net cash used in financing activities.............     (27,576)       (5,418)
                                                   ------------  ------------

Net decrease in cash and cash equivalents.........    (579,352)     (430,596)
Cash and cash equivalents at beginning of period..     626,942     1,267,942
                                                   ------------  ------------

Cash and cash equivalents at end of period........ $    47,590       837,346
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership") was organized on October 23, 1987 by the filing of a Certificate of Limited Partnership, which was restated on August 25, 1988, under the Revised Uniform Limited Partnership Act of the State of Delaware. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units at $1,000 per Unit, resulting in $30,000,000 in gross offering proceeds, not including the General Partner's contribution of $500 or the Initial Limited Partner's contribution of $1,000. All of the holders of these Units have been admitted to the Partnership. As of June 30, 1996, the Partnership has repurchased a total of 240.75 Units for $219,636 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital. Inland Real Estate Investment Corporation is the General Partner.

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

Investments in land held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if management determines that parcels suffered an impairment in value which is deemed to be other than temporary, the carrying value of the parcels would be reduced to their net realizable value through the direct write-off method. Through June 30, 1996, there were no such impairments.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



Except as described in footnote (b) to Note (3) of these notes, the Partnership uses the area method of allocation, which approximates relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of parcel is divided by the total number of acres to arrive at a per acre price.

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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,505 and $13,440 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $28,927 and $28,861 have been incurred for the six months ended June 30, 1996 and 1995, respectively, and are included in land operating expenses to Affiliates, of which $0 and $415 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs, all of which have been paid as of June 30, 1996.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $27,027 and $59,042 have been incurred for the six months ended June 30, 1996 and 1995, respectively, and are included in investments in land and improvements, all of which have been paid as of June 30, 1996.

                     INLAND LAND APPRECIATION FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

(3) Investments in Land and Improvements

                                                                                                             Total
                   Gross                                                         Costs                     Remaining      Current
                   Acres    Purchase/              Initial Costs              Capitalized     Costs of     Costs of      Year Gain
                                     -------------------------------------
       Location: Purchased   Sales       Original   Acquisition              Subsequent to    Property    Parcels at      on Sale
Parcel  County    /(Sold)    Date         Costs       Costs        Total      Acquisition       Sold        6/30/96      Recognized
- ------ --------- --------- --------- -----------   -------------  --------   -------------    --------    ----------     ----------
 1       Kendall   84.7360  01/19/89 $   423,680       61,625      485,305      1,118,788         -        1,604,093         -

 2       McHenry  223.4121  01/19/89     650,000       95,014      745,014         16,762      611,505       150,271         -
                 (183.3759) 12/27/90

 3       Kendall   20.0000  02/09/89     189,000       13,305      202,305           -         202,305          -            -
                  (20.0000) 05/08/90

 4       Kendall   69.2760  04/18/89     508,196       38,126      546,322        132,330      235,275       443,377         -
                    (.4860) 02/28/91
                  (27.5750) 08/25/95

 5   Kendall (a)  372.2230  05/03/89   2,532,227      135,943    2,668,170         25,408      160,313     2,533,265         -
                   (Option) 04/06/90

 6   Kendall (b)   78.3900  06/21/89     416,783       31,691      448,474        126,949         -          575,423         -

 7   Kendall (b)   77.0490  06/21/89      84,754        8,163       92,917        111,371         -          204,288         -

 8   Kendall (b)    5.0000  06/21/89      60,000        5,113       65,113           -          65,113          -            -
                   (5.0000) 10/06/89

 9   McHenry (b)   51.0300  08/07/89     586,845       22,482      609,327            585         -          609,912         -

10   McHenry (b)  123.9400  08/07/89      91,939        7,224       99,163            600       99,763          -            -
                 (123.9400) 12/06/89

11   McHenry (b)   30.5920  08/07/89     321,216       22,641      343,857          5,404         -          349,261         -

12       Kendall   90.2710  10/31/89     907,389       41,908      949,297             65        7,456       941,906         -
                    (.7090) 04/26/91

13       McHenry   92.7800  11/07/89     251,306       19,188      270,494          2,767         -          273,261         -

14       McHenry   76.2020  11/07/89     419,111       23,402      442,513         42,570         -          485,083         -

15          Lake   84.5564  01/03/90   1,056,955       85,283    1,142,238        646,440         -        1,788,678
                                       ---------      -------    ---------      ---------    ---------     ---------     ---------
      Subtotal                         8,499,401      611,108    9,110,509      2,230,039    1,381,730     9,958,818         -

                     INLAND LAND APPRECIATION FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)



(3) Investments in Land and Improvements (continued)

                                                                                                             Total
                   Gross                                                         Costs                     Remaining     Current
                   Acres   Purchase/               Initial Costs              Capitalized    Costs of      Costs of     Year Gain
                                      ------------------------------------
       Location: Purchased   Sales      Original    Acquisition              Subsequent to   Property     Parcels at     on Sale
Parcel  County    /(Sold)    Date        Costs        Costs        Total      Acquisition      Sold         6/30/96    Recognized
- ------ --------- --------- --------   ----------   ------------- ---------   -------------   --------     ----------   ----------
        Subtotal                       8,499,401      611,108    9,110,509      2,230,039    1,381,730     9,958,818         -

16  Kane/Kendall   72.4187  01/29/90   1,273,537       55,333    1,328,870         43,273         -        1,372,143         -

17       McHenry   99.9240  01/29/90     739,635       61,038      800,673        119,981         -          920,654         -

18       McHenry   71.4870  01/29/90     496,116       26,259      522,375         15,484       11,109       526,750         -
                    (.5000) 06/05/90
                    (.5000) 12/11/90
                    (.5200) 03/11/93

19       McHenry   63.6915  02/23/90     490,158       29,158      519,316          6,283         -          525,599         -

20          Kane  224.1480  02/28/90   2,749,800      183,092    2,932,892        200,014        3,651     3,129,255         -
                    (.2790) 10/17/91

21       Kendall  172.4950  03/08/90   1,327,459       75,822    1,403,281         64,507         -        1,467,788         -

22       McHenry  254.5250  04/11/90   2,608,881      136,559    2,745,440         21,683         -        2,767,123         -

23       Kendall  140.0210  05/08/90   1,480,000      116,240    1,596,240        390,015    1,196,909       789,346        6,306
                   (4.4100) var 1993
                  (35.8800) var 1994
                   (3.4400) var 1995

24       Kendall  298.4830  05/23/90   1,359,774       98,921    1,458,695         12,798       83,663     1,387,830       30,026
                  (12.4570) 05/25/90
                   (4.6290) 04/01/96

25          Kane  225.0000  06/01/90   2,600,000      168,778    2,768,778         13,190         -        2,781,968         -
                                     ------------ ------------ ------------ -------------- ------------ ------------- ------------

                                     $23,624,761    1,562,308   25,187,069      3,117,267    2,677,062    25,627,274       36,332
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


c.   Reconciliation of real estate owned:


                                          1996               1995
                                      -----------         ----------
     Balance at January 1,........... $24,846,973         24,106,379

     Additions during period.........     803,086          1,069,759

     Sales during period.............      22,785            329,165
                                      -----------         ----------
     Balance at end of period........ $25,627,274         24,846,973
                                      ===========         ==========

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,145 acres of the approximately 2,678 acres owned.


(5)  Mortgage Loans Receivable

As a result of the sale of four lots in Parcel 23, the Partnership received mortgage loans receivable totaling $155,921. As of December 31, 1995, two mortgage loans receivable totaling $82,307 had been prepaid. During 1996 an additional mortgage loan receivable of $37,952 was prepaid. The Partnership will continue to receive interest only payments based on an interest rate of 9% per annum on the remaining mortgage loan which has principal due in the fourth quarter of 1996.


(6)  Notes Payable to Affiliate

On May 1, 1996 and June 1, 1996, the Partnership obtained two separate lines of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amounts of $1,000,000 and $3,000,000, to be used specifically for the pre-development improvements on two of the Partnership's land investments, Parcel 15 and Parcel 1, respectively. As of June 30, 1996, notes payable to Affiliate was $320,279, all of which was applicable to the note collateralized by Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner on each line of credit as money is funded. As of June 30, 1996, loan fees paid to the General Partner totaled $3,203, all of which have been paid and included in investment in land and improvements. The note collateralized by Parcel 15, accrues interest at 10.9%, and requires a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 will be applied first to paydown the note. This note has a maturity date of May 1, 1997. The note collateralized by Parcel 1, accrues interest at 10.9%, and requires monthly principal paydowns of $200,000 commencing January 1, 1997, and thereafter Net Sales Proceeds from Parcel 1 will be applied first to paydown the note. This note has a maturity date of June 30, 1998. As of June 30, 1996, accrued interest to the General Partner totaled $1,533, which is included in investments in land and improvements, of which $1,533 was unpaid as of June 30, 1996.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(7)  Subsequent Events

On August 8, 1996, the Partnership sold two lots in the Countryside Glen Subdivision (Parcel 15) to unaffiliated third parties for a total of $159,980. The cost allocated to these lots was approximately $120,000, resulting in a gain on sale of approximately $40,500, net of closing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources

On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units at $1,000 per Unit, resulting in $30,000,000 in gross offering proceeds, not including the General Partner's contribution of $500 or the Initial Limited Partner's contribution of $1,000. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.

The Partnership used $25,187,069 of gross offering proceeds to purchase, on an all-cash basis, twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 1996, the Partnership has had multiple sales transactions, through which it has disposed of approximately 424 acres of the approximately 3,102 acres originally owned. As of June 30, 1996, cumulative distributions of net sales proceeds have totaled $4,146,404 to the Limited Partners (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. As of June 30, 1996, the Partnership has used $3,117,267 of working capital reserve for rezoning and other activities and such amount is included in investments in land and improvements.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1996, the Partnership owns, in whole or in part, twenty-two of its original parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 1996, the Partnership had cash and cash equivalents of $47,590. The Unit Repurchase Program has approximately $168,000 remaining for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1, zoned and its preliminary plan approved by the Village of Oswego, has improvements underway and sites are being marketed to potential buyers. Parcel 15, zoned and annexed to the Village of Hawthorne Woods, also has improvements underway and sites are being marketed to potential buyers. Two contracts are pending the buyers' due diligence on Parcel 15. Reference is made to Note 7 of the Notes to Financial Statements for further discussion on the sale of two lots of Parcel 15.

Results of Operations

As of June 30, 1996, the Partnership owned twenty-two parcels of land consisting of approximately 2,678 acres. Of the 2,678 acres owned, approximately 2,145 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The sale of investments in land income and the cost of investments in land sold recorded for the three and six months ended June 30, 1995 is a result of the continued sale of lots of Parcel 23. The sale of investments in land income and the cost of investments in land sold recorded for the three and six months ended June 30, 1996 is a result of the sale of
4.629 acres of Parcel 24 and the prepayment of a mortgage loan receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. The decrease in rental income for the three and six months ended June 30, 1996, as compared to three and six months ended June 30, 1995, is due to the decrease of tillable acres and an overall decrease of the land portfolio as a result of land sales and pre-development. This decrease was partially offset by the annual increase in lease amounts from tenants. The decrease land operating expenses to non- affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to decreases in real estate taxes and grounds maintenance of the land portfolio as a result of land sales.

Interest income decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to an increase in in-house legal services.

Marketing expenses to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.



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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 12, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 12, 1996


                                  /S/ CYNTHIA M. HASSETT

                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 12, 1996