Form 10-Q
period 1996-09-30
INLAND LAND APPRECIATION FUND LP
filed 1996-11-14
CIK 825315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996

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


                                     N/A
                    (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------

                                                        1996          1995
                                                        ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $    57,845       626,942
  Accounts and accrued interest receivable........      45,773         7,224
  Mortgage loans receivable (Note 5)..............      35,662        73,614
  Other current assets............................       2,741         1,165
                                                   ------------  ------------
    Total current assets..........................     142,021       708,945
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,470,375 and $1,476,810 at September 30, 1996
  and December 31, 1995, respectively) (Notes 1,
  2 and 3)........................................  26,094,303    24,846,973
                                                   ------------  ------------
Total assets...................................... $26,256,239    25,575,833
                                                   ============  ============


























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Accounts payable................................ $    73,137       131,772
  Accrued real estate taxes.......................      35,967        47,733
  Due to Affiliates (Notes 2 and 6))..............      89,775        13,855
  Notes payable to Affiliate (Note 6).............     752,158          -
  Unearned income.................................       4,720        20,707
  Current portion of deferred gain on sale........       8,619        14,926
                                                   ------------  ------------
Total current liabilities.........................     964,376       228,993
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     167,941       168,497
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        14,698        15,254
                                                   ------------  ------------
  Limited Partners:
    Units of $1,000. Authorized 30,001 Units,
      29,705.25 and 29,792.25 Units outstanding at
      September 30, 1996 and December 31, 1995,
      respectively (net of offering costs
      of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,965,871    26,040,820
    Cumulative net income.........................   3,457,689     3,437,161
    Cumulative cash distributions.................  (4,146,395)   (4,146,395)
                                                   ------------  ------------
                                                    25,277,165    25,331,586
                                                   ------------  ------------
    Total Partners' capital.......................  25,291,863    25,346,840
                                                   ------------  ------------
Total liabilities and Partners' capital........... $26,256,239    25,575,833
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1996       1995        1996      1995
                                       ----       ----        ----      ----
Income:
  Sale of investments in land
    (Notes 1 and 3)................ $ 159,624    542,440    218,741    681,567
  Rental income (Note 4)...........    82,944     68,069    175,841    191,371
  Interest income..................     1,738     20,319     10,235     58,387
  Other income.....................       149       -           179       -
                                    ---------- ---------- ---------- ----------
                                      244,455    630,828    404,996    931,325
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investments in land sold.   120,389    231,338    143,174    329,165
  Professional services to
    Affiliates.....................    13,149      9,767     26,713     22,900
  Professional services to
    non-affiliates.................       789        455     28,253     25,018
  General and administrative
    expenses to Affiliates.........    11,636      7,683     25,098     22,274
  General and administrative
    expenses to non-affiliates.....     2,852      5,733     13,649     16,123
  Marketing expenses to Affiliates.    16,541     17,008     43,593     59,667
  Marketing expenses to
    non-affiliates.................     3,079     10,544     21,640     20,921
  Land operating expenses to
    Affiliates.....................    13,781     14,301     42,708     43,162
  Land operating expenses to
    non-affiliates.................    16,473     12,064     40,196     46,234
                                    ---------- ---------- ---------- ----------
                                      198,689    308,893    385,024    585,464
                                    ---------- ---------- ---------- ----------
  Net income....................... $  45,766    321,935     19,972    345,861
                                    ========== ========== ========== ==========











                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1996       1995        1996      1995
                                       ----       ----        ----      ----
Net income (loss) allocated to:
  General Partner.................. $      65        109       (556)       (65)
  Limited Partners.................    45,701    321,826     20,528    345,926
                                    ---------- ---------- ---------- ----------
    Net income..................... $  45,766    321,935     19,972    345,861
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $      65        109       (556)       (65)
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units (29,713
  and 29,801 for the three months
  ended September 30, 1996 and 1995,
  and 29,760 and 29,806 for the
  nine months ended September 30,
  1996 and 1995, respectively)..... $    1.54      10.80        .69      11.61
                                    ========== ========== ========== ==========




















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $    19,972       345,861
  Adjustments to reconcile net income to net
      cash used in operating activities:
    Gain on sale of investments in land...........     (75,567)     (352,402)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (38,549)      (37,402)
      Other current assets........................      (1,576)       (2,715)
      Accounts payable............................     (58,635)        2,321
      Accrued real estate taxes..................      (11,766)       (7,229)
      Due to Affiliates...........................      75,920         6,477
      Unearned income.............................     (15,987)      (19,808)
                                                   ------------  ------------

Net cash used in operating activities.............    (106,188)      (64,897)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land................  (1,390,504)     (757,362)
  Notes payable to Affiliate......................     752,158          -
  Principal payments collected on mortgage
    loans receivable..............................      37,952          -
  Proceeds from disposition of land investments...     212,434       681,567
                                                   ------------  ------------
Net cash used in investing activities.............    (387,960)      (75,795)
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions...................................        -         (368,325)
  Repurchase of Limited Partnership Units.........     (74,949)      (12,347)
                                                   ------------  ------------
Net cash used in financing activities.............     (74,949)     (380,672)
                                                   ------------  ------------
Net decrease in cash and cash equivalents........     (569,097)     (521,364)
Cash and cash equivalents at beginning of period..     626,942     1,267,942
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    57,845       746,578
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership") was organized on October 23, 1987 by the filing of a Certificate of Limited Partnership, which was restated on August 25, 1988, under the Revised Uniform Limited Partnership Act of the State of Delaware. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units at $1,000 per Unit, resulting in $30,000,000 in gross offering proceeds, not including the General Partner's contribution of $500 or the Initial Limited Partner's contribution of $1,000. All of the holders of these Units have been admitted to the Partnership. As of September 30, 1996, the Partnership has repurchased a total of 295.75 Units for $267,018 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital. Inland Real Estate Investment Corporation is the General Partner.

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

Investments in land held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if management determines that parcels suffered an impairment in value which is deemed to be other than temporary, the carrying value of the parcels would be reduced to their net realizable value. Through September 30, 1996, there were no such impairments.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $17,278 and $13,440 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $42,708 and $43,162 have been incurred for the nine months ended September 30, 1996 and 1995, respectively, and are included in land operating expenses to Affiliates, of which $13,781 and $415 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $43,593 and $59,667 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1996 and 1995, respectively, of which $15,814 and $0 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $113,920 and $66,175 have been incurred for the nine months ended September 30, 1996 and 1995, respectively, and are included in investments in land and improvements, of which $42,902 and $0 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

Through the Partnership's participation in an insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. For the nine months ended September 30, 1996 and 1995, the Partnership paid $2,919 and $2,605, respectively, to the loss reserve trust for the land parcels.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(3) Investments in Land and Improvements

                   Gross
                   Acres   Purchase/               Initial Costs
       Location: Purchased   Sales       Original  Acquisition
Parcel  County     (Sold)    Date         Costs       Costs        Total

 1       Kendall   84.7360  01/19/89 $   423,680       61,625      485,305

 2       McHenry  223.4121  01/19/89     650,000       95,014      745,014
                 (183.3759) 12/27/90

 3       Kendall   20.0000  02/09/89     189,000       13,305      202,305
                  (20.0000) 05/08/90

 4       Kendall   69.2760  04/18/89     508,196       38,126      546,322
                    (.4860) 02/28/91
                  (27.5750) 08/25/95

 5   Kendall (a)  372.2230  05/03/89   2,532,227      135,943    2,668,170
                   (Option) 04/06/90

 6   Kendall (b)   78.3900  06/21/89     416,783       31,691      448,474

 7   Kendall (b)   77.0490  06/21/89      84,754        8,163       92,917

 8   Kendall (b)    5.0000  06/21/89      60,000        5,113       65,113
                   (5.0000) 10/06/89

 9   McHenry (b)   51.0300  08/07/89     586,845       22,482      609,327

10   McHenry (b)  123.9400  08/07/89      91,939        7,224       99,163
                 (123.9400) 12/06/89

11   McHenry (b)   30.5920  08/07/89     321,216       22,641      343,857

12       Kendall   90.2710  10/31/89     907,389       41,908      949,297
                    (.7090) 04/26/91

13       McHenry   92.7800  11/07/89     251,306       19,188      270,494

14       McHenry   76.2020  11/07/89     419,111       23,402      442,513

15          Lake   84.5564  01/03/90   1,056,955       85,283    1,142,238
                   (5.6770) 08/08/96 ------------ ------------ ------------
      Subtotal                         8,499,401      611,108    9,110,509

                                        Total
           Costs                      Remaining      Current
        Capitalized     Costs of      Costs of      Year Gain
       Subsequent to    Property     Parcels at      on Sale
Parcel  Acquisition       Sold         9/30/96      Recognized

 1         1,564,075         -          2,049,380         -

 2            16,869      611,505         150,378         -

 3              -         202,305            -            -

 4            (4,517)     235,275         306,530         -

 5            25,671      160,313       2,533,528         -

 6           134,154         -            582,628         -

 7           118,724         -            211,641         -

 8              -          65,113            -            -

 9               610         -            609,937         -

10               600       99,763            -            -

11             5,420         -            349,277         -

12               329        7,456         942,170         -

13             2,981         -            273,475         -

14            42,784         -            485,297         -

15           733,926      120,389       1,755,775       39,235
       -------------- ------------   ------------- ------------
           2,641,626    1,502,119      10,250,016       39,235

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(3) Investments in Land and Improvements (continued)

                   Gross
                   Acres   Purchase/               Initial Costs
       Location: Purchased   Sales       Original  Acquisition
Parcel  County     (Sold)    Date         Costs       Costs        Total

        Subtotal                       8,499,401      611,108    9,110,509

16  Kane/Kendall   72.4187  01/29/90   1,273,537       55,333    1,328,870

17       McHenry   99.9240  01/29/90     739,635       61,038      800,673

18       McHenry   71.4870  01/29/90     496,116       26,259      522,375
                    (.5000) 06/05/90
                    (.5000) 12/11/90
                    (.5200) 03/11/93

19       McHenry   63.6915  02/23/90     490,158       29,158      519,316

20          Kane  224.1480  02/28/90   2,749,800      183,092    2,932,892
                    (.2790) 10/17/91

21       Kendall  172.4950  03/08/90   1,327,459       75,822    1,403,281

22       McHenry  254.5250  04/11/90   2,608,881      136,559    2,745,440

23       Kendall  140.0210  05/08/90   1,480,000      116,240    1,596,240
                   (4.4100) var 1993
                  (35.8800) var 1994
                   (3.4400) var 1995

24       Kendall  298.4830  05/23/90   1,359,774       98,921    1,458,695
                  (12.4570) 05/25/90
                   (4.6290) 04/01/96

25          Kane  225.0000  06/01/90   2,600,000      168,778    2,768,778
                                     ------------ ------------ ------------
                                     $23,624,761    1,562,308   25,187,069
                                     ============ ============ ============

                                        Total
           Costs                      Remaining      Current
        Capitalized    Costs of       Costs of      Year Gain
       Subsequent to   Property      Parcels at      on Sale
Parcel  Acquisition      Sold          9/30/96     Recognized

           2,641,626    1,502,119     10,250,016        39,235

16            45,788         -         1,374,658          -

17           193,485         -           994,158          -

18            16,077       11,109        527,343          -

19             6,752         -           526,068          -

20           211,893        3,651      3,141,134          -

21           118,840         -         1,522,121          -

22            22,260         -         2,767,700          -

23           417,870    1,196,909        817,201         6,306

24            16,735       83,663      1,391,767        30,026

25            13,359         -         2,782,137          -
       -------------- ------------  -------------  ------------
           3,704,685    2,797,451     26,094,303        75,567
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

c.   Reconciliation of real estate owned:

                                          1996               1995
                                          ----               ----
     Balance at January 1,........... $24,846,973         24,106,379

     Additions during period.........   1,390,504          1,069,759

     Sales during period.............     143,174            329,165
                                      ------------       ------------
     Balance at end of period........ $26,094,303         24,846,973
                                      ============       ============

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,145 acres of the approximately 2,672 acres owned.


(5)  Mortgage Loans Receivable

As a result of the sale of four lots in Parcel 23, the Partnership received mortgage loans receivable totaling $155,921. As of December 31, 1995, two mortgage loans receivable totaling $82,307 had been prepaid. During June 1996, an additional mortgage loan receivable of $37,952 was prepaid. The Partnership will continue to receive interest only payments based on an interest rate of 9% per annum on the remaining mortgage loan which has principal due in the fourth quarter of 1996.


(6)  Notes Payable to Affiliate

On May 1, 1996 and June 1, 1996, the Partnership obtained two separate lines of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amounts of $1,000,000 and $3,000,000, to be used specifically for the pre-development improvements on two of the Partnership's land investments, Parcel 15 and Parcel 1, respectively. As of September 30, 1996, notes payable to Affiliate was $752,158, of which $250,249 was applicable to the note collateralized by Parcel 15 and $501,909 was applicable to the note collateralized by Parcel 1. Included in the $752,158 is accrued interest of $14,462, of which $6,686 was unpaid as of September 30, 1996. The Partnership is required to pay a 1% loan fee to the General Partner on each line of credit as money is funded. As of September 30, 1996, loan fees paid to the General Partner totaled $7,522, all of which have been paid and included in investment in land and improvements. The note collateralized by Parcel 15, accrues interest at 10.9%, and requires a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 will be applied first to paydown the note. This note has a maturity date of May 1, 1997. The note collateralized by Parcel 1, accrues interest at 10.9%, and requires Net Sales Proceeds from Parcel 1 to be applied first to paydown the note. This note has a maturity date of June 30, 1998.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(7)  Subsequent Events

On October 28, 1996, the Partnership sold its third lot (Lot #25) in the Countryside Glen Subdivision (Parcel 15) to an unaffiliated third party for $105,990. The cost allocated to the lot was $30,592, resulting in a gain on sale of $74,835, net of closing costs.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase, on an all-cash basis, twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 1996, the Partnership has had multiple sales transactions, through which it has disposed of approximately 430 acres of the approximately 3,102 acres originally owned. As of September 30, 1996, cumulative distributions of net sales proceeds have totaled $4,146,395 to the Limited Partners (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. As of September 30, 1996, the Partnership has used $3,704,685 of working capital reserve for rezoning and other activities and such amount is included in investments in land and improvements.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1996, the Partnership owns, in whole or in part, twenty-two of its original parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 1996, the Partnership had cash and cash equivalents of $57,845. The Unit Repurchase Program has approximately $123,023 remaining for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1, zoned and its preliminary plan approved by the Village of Oswego, has improvements underway and sites are being marketed to potential buyers. Parcel 15, zoned and annexed to the Village of Hawthorn Woods, also has improvements underway and sites are being marketed to potential buyers.

Results of Operations

As of September 30, 1996, the Partnership owned twenty-two parcels of land consisting of approximately 2,672 acres. Of the 2,672 acres owned, approximately 2,145 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The sale of investments in land income and the cost of investments in land sold recorded for the three and nine months ended September 30, 1995 is a result of the continued sale of lots of Parcel 23 and the sale of
27.575 acres of Parcel 4. The sale of investments in land income and the cost of investments in land sold recorded for the three and nine months ended September 30, 1996 is a result of the sale of 4.629 acres of Parcel 24, the sale of 5.677 acres (Lots 1 and 2) of Parcel 15 and the prepayment of a mortgage loan receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. The decrease in rental income and land operating expenses to Affiliates for the nine months ended September 30, 1996, as compared to nine months ended September 30, 1995, is due to the decrease of tillable acres and an overall decrease of the land portfolio as a result of land sales and pre-development. This decrease was partially offset by the annual increase in lease amounts from tenants. The decrease in land operating expenses to non-affiliates for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is due to decreases in real estate taxes, insurance and grounds maintenance of the land portfolio as a result of land sales.

Interest income decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to Affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended
September 30, 1995, due to increases in legal services required by the Partnership. This increase was partially offset by a decrease in accounting services. Professional services to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to an increase in legal services.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to an increase in postage. General and administrative expenses to non-affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.





                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996