Form 10-K405
period 1996-12-31
INLAND LAND APPRECIATION FUND LP
filed 1997-03-27
CIK 825315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For The Fiscal Year Ended December 31, 1996

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission file #0-18431

                    Inland Land Appreciation Fund, L.P.
          (Exact name of registrant as specified in its charter)

       Delaware                                   36-3544798
(State of organization)            (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois        60521
 (Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code:  630-218-8000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class:          Name of each exchange on which registered:
       None                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                         LIMITED PARTNERSHIP UNITS
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated October 12, 1988, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS



                                    Part I                                 Page
                                    ------                                 ----
  Item  1. Business.......................................................  3

  Item  2. Properties.....................................................  5

  Item  3. Legal Proceedings..............................................  5

  Item  4. Submission of Matters to a Vote of Security Holders............  5


                                    Part II
                                    -------

  Item  5. Market for Partnership's Limited Partnership Units
            and Related Security Holder Matters...........................  5

  Item  6. Selected Financial Data........................................  6

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  7

  Item  8. Financial Statements and Supplementary Data.................... 10

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 27


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............. 27

  Item 11. Executive Compensation......................................... 32

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management.................................................... 33

  Item 13. Certain Relationships and Related Transactions................. 33


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K................................................... 34

  SIGNATURES.............................................................. 35

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, resulting in gross offering proceeds of $30,000,000, which does not include the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1996, the Partnership has repurchased a total of 341.75 Units for $306,646 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:
                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  -----------------
Parcel 1, Kendall County, Illinois          84.7360              01/19/89
                                            (3.5200         sold 12/24/96)

Parcel 2, McHenry County, Illinois         223.4121              01/19/89
                                          (183.3759         sold 12/27/90)

Parcel 3, Kendall County, Illinois          20.0000              02/09/89
                                           (20.0000         sold 05/08/90)

Parcel 4, Kendall County, Illinois          69.2760              04/18/89
                                             (.4860         sold 02/28/91)
                                           (27.5750         sold 08/25/95)

Parcel 5, Kendall County, Illinois         372.2230 (a)          05/03/89
                                           (Option          sold 04/06/90)

Parcel 6, Kendall County, Illinois          78.3900              06/21/89

Parcel 7, Kendall County, Illinois          77.0490              06/21/89

(a) Included in the purchase agreement of this parcel was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel.

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  -----------------
Parcel 8, Kendall County, Illinois           5.0000              06/21/89
                                            (5.0000         sold 10/06/89)

Parcel 9, McHenry County, Illinois          51.0300              08/07/89

Parcel 10, McHenry County, Illinois        123.9400              08/07/89
                                          (123.9400         sold 12/06/89)

Parcel 11, McHenry County, Illinois         30.5920              08/07/89

Parcel 12, Kendall County                   90.2710              10/31/89
                                             (.7090         sold 04/26/91)

Parcel 13, McHenry County, Illinois         92.7800              11/07/89

Parcel 14, McHenry County, Illinois         76.2020              11/07/89

Parcel 15, Lake County, Illinois            84.5564              01/03/90
                                           (10.5300         sold Var 1996)

Parcel 16, Kane/Kendall Counties,           72.4187              01/29/90
           Illinois

Parcel 17, McHenry County, Illinois         99.9240              01/29/90

Parcel 18, McHenry County, Illinois         71.4870              01/29/90
                                            (1.0000         sold Var 1990)
                                             (.5200         sold 03/11/93)

Parcel 19, McHenry County, Illinois         63.6915              02/23/90

Parcel 20, Kane County, Illinois           224.1480              02/28/90
                                             (.2790         sold 10/17/91)

Parcel 21, Kendall County, Illinois        172.4950              03/08/90

Parcel 22, McHenry County, Illinois        254.5250              04/11/90

Parcel 23, Kendall County, Illinois        140.0210              05/08/90
                                            (4.4100         sold Var 1993)
                                           (35.8800         sold Var 1994)
                                            (3.4400         sold Var 1995)

Parcel 24, Kendall County, Illinois        298.4830              05/23/90
                                           (12.4570         sold 05/25/90)
                                            (4.6290         sold 04/01/96)

Parcel 25, Kane County, Illinois           225.0000              06/01/90

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased on an all-cash basis, twenty-five parcels of undeveloped land and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1996, the Partnership has had multiple sales transactions, through which it has disposed of approximately 438 acres of the approximately 3,102 acres originally owned.

The General Partner anticipates that land purchased by the Partnership will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. The majority of the parcels purchased by the Partnership consist of land which generates revenue from farming or other leasing activities. It is not expected that the Partnership will generate cash distributions to investors from farm leases or other activities.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.


Item 2. Properties

The Partnership owns directly the parcels of  land referred to in Item 1 and in
Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said parcels.


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 3,354 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 17-18 of the Prospectus of the Partnership dated October 12, 1988, which is incorporated herein by reference. As of December 31, 1996, the Partnership had approximately $84,500 available for the repurchase of Units.

Item 6. Selected Financial Data


                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)



                            1996       1995       1994       1993       1992
                            ----       ----       ----       ----       ----
Total assets........... $28,788,243 25,575,833 25,507,940 26,490,788 26,405,633
                        =========== ========== ========== ========== ==========

Total income........... $ 1,348,095  1,017,740  1,649,345    525,180    334,249
                        =========== ========== ========== ========== ==========

Net income............. $   451,249    354,647    396,656     95,938    116,370
                        =========== ========== ========== ========== ==========

Net income (loss)
 allocated to the one
 General Partner Unit.. $     (822)       (82)        624        245      1,164
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit (b). $     15.20      11.90      13.27       3.20       3.85
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c)............... $      -         12.36      45.89       -          -
                        =========== ========== ========== ========== ==========

Weighted average Limited
  Partnership Units....   29,738.54  29,802.51  29,843.92  29,900.61  29,918.44
                        =========== ========== ========== ========== ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and cash distributions per Unit data is based upon the weighted average number of Units outstanding.

(c) Distributions from sales represent a return of Invested Capital, as defined in the Partnership Agreement.

(d) Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the Partnership's land acquisitions and dispositions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the Offering terminated with a total of 30,000 Units sold to the public at $1,000 per Unit resulting in $30,000,000 in gross offering proceeds, which does not include the Initial Limited Partner and the General Partner. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 1996, the Partnership has had multiple sales transactions, through which it has disposed of approximately 438 acres of the approximately 3,102 acres originally owned. As of December 31, 1996, cumulative distributions to the Limited Partners have totaled $4,146,404 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through December 31, 1996, the Partnership has used $6,712,420 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1996, the Partnership owns, in whole or in part, twenty-two of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1996, the Partnership had cash and cash equivalents of $89,672, of which approximately $84,500 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining cash is available to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1, zoned with a preliminary plan approved by the Village of Oswego, has improvements underway and sites are being marketed. Of the 199 single-family lots, 75 lots are under contract with a homebuilder, of which the first 15 lots closed on December 24, 1996 (see Note 4 of the Notes to Financial Statements.) Parcels 4, 6 and 7 have completed improvements for an industrial park and sites are being marketed. Parcel 15, zoned and annexed to the Village of Hawthorn Woods, also has improvements underway and sites are being marketed. Of the forty lots, six lots were sold to individuals in 1996 (see Note 4 of the Notes to Financial Statements) and an additional three lots were sold to individuals in 1997 (see
Note 8 of the Notes to Financial Statements.) Parcels 16, 21 and 23 have been zoned with development and marketing underway.

Results of Operations

As of December 31, 1996, the Partnership owned twenty-two parcels of land consisting of approximately 2,664 acres. Of the 2,664 acres owned, approximately 2,145 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Income from the sale of investments in land and the cost of investments in land sold recorded for the year ended December 31, 1996 is a result of the sale of 4.629 acres of Parcel 24, the sale of six lots of Parcel 15 totaling 10.53 acres, the sale of 15 lots of Parcel 1 totaling 3.52 acres, and the prepayments of the remaining mortgage loans receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. Income from the sale of investments in land and the cost of investments in land sold recorded for the year ended December 31, 1995 is a result of the sale of the remaining three lots of Parcel 23 totaling 3.44 acres and the sale of 27.575 acres of Parcel 4. Income from the sale of investments in land and the cost of investments in land sold recorded for the year ended December 31, 1994 is a result of the sale of thirty-one lots of Parcel 23 totaling 35.88 acres. The decrease in rental income and land operating expenses to Affiliates for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, is due to the decrease of tillable acres and an overall decrease of the land portfolio as a result of land sales and pre-development. This decrease was partially offset by the annual increase in lease amounts from tenants. The decrease in land operating expenses to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to decreases in real estate taxes, insurance and grounds maintenance of the land portfolio as a result of land sales.

Interest income decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to Affiliates increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to increases in legal services required by the Partnership. This increase was partially offset by a decrease in accounting services. Professional services to non-affiliates increased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due to an increase in legal services.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due to decreases in postage and data processing expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, and increased as compared to the year ended December 31, 1994, due to the Illinois Replacement Tax.

Marketing expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, and increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the timing of expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due to the timing of advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.


Inflation

Inflation in future periods may cause capital appreciation of the Partnership's investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) will rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation.

Item 8.  Financial Statements and Supplementary Data



                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----



                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................   11

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................   12

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................   14

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994.....................................   16

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................   17

  Notes to Financial Statements..........................................   19


Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 31, 1997
(March 7, 1997 as to Note 8)

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995


                                    Assets
                                    ------

                                                       1996          1995
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $    89,672       626,942
  Accounts and accrued interest receivable........        -            7,224
  Mortgage loans receivable (Note 6)..............        -           73,614
  Other current assets............................       2,330         1,165
                                                   ------------  ------------
Total current assets..............................      92,002       708,945
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,464,852 and $1,476,810 at December 31,
  1996 and 1995, respectively) (Notes 3 and 4)....  28,676,326    24,846,973
                                                   ------------  ------------
Total assets...................................... $28,788,243    25,575,833
                                                   ============  ============



























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)
                          December 31, 1996 and 1995


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1996          1995
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    82,373       131,772
  Accrued real estate taxes.......................      48,117        47,733
  Due to Affiliates (Notes 3 and 7)...............     149,376        13,855
  Notes payable to Affiliate (Note 7).............   2,801,635          -
  Unearned income.................................      23,239        20,707
  Current portion of deferred gain on sales.......        -           14,926
                                                   ------------  ------------
Total current liabilities.........................   3,104,740       228,993
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     167,675       168,497
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        14,432        15,254
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,659.25 and 29,792.25 outstanding at
      December 31, 1996 and 1995, respectively
      (net of offering costs of $3,768,113, of
      which $1,069,764 was paid to Affiliates)....  25,926,243    26,040,820
    Cumulative net income.........................   3,889,232     3,437,161
    Cumulative cash distributions.................  (4,146,404)   (4,146,395)
                                                   ------------  ------------
                                                    25,669,071    25,331,586
                                                   ------------  ------------
Total Partners' capital...........................  25,683,503    25,346,840
                                                   ------------  ------------
Total liabilities and Partners' capital........... $28,788,243    25,575,833
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Income:
  Sale of investments in land
    (Note 4)........................ $ 1,101,329       691,990     1,305,041
  Rental income (Note 5)............     235,458       255,956       263,832
  Interest income...................      11,129        69,794        76,034
  Other income......................         179          -            4,438
                                     ------------  ------------  ------------
                                       1,348,095     1,017,740     1,649,345
                                     ------------  ------------  ------------
Expenses:
  Cost of investments in land sold..     567,886       329,165       970,808
  Professional services to
    Affiliates......................      45,673        31,791        21,916
  Professional services to
    non-affiliates..................      32,627        25,549        23,598
  General and administrative
    expenses to Affiliates..........      29,644        32,144        31,074
  General and administrative
    expenses to non-affiliates......      15,674        18,997        13,237
  Marketing expenses
    to Affiliates...................      57,870        84,033        43,037
  Marketing expenses to
    non-affiliates..................      35,228        21,664        31,137
  Land operating expenses to
    Affiliates......................      56,774        57,216        58,415
  Land operating expenses to
    non-affiliates..................      55,470        62,534        59,467
                                     ------------  ------------  ------------
                                         896,846       663,093     1,252,689
                                     ------------  ------------  ------------
Net income.......................... $   451,249       354,647       396,656
                                     ============  ============  ============












                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Net income (loss) allocated (Note 2):
  General Partner................... $      (822)          (82)          624
  Limited Partners..................     452,071       354,729       396,032
                                     ------------  ------------  ------------
Net income.......................... $   451,249       354,647       396,656
                                     ============  ============  ============

Net income (loss) allocated to
  the one General Partner Unit...... $      (822)          (82)          624
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,738.54, 29,802.51 and 29,843.92
  for the years ended December 31,
  1996, 1995 and 1994, respectively) $     15.20         11.90         13.27
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                        General      Limited
                                        Partner      Partners       Total
                                        -------      --------       -----
Balance at January 1, 1994.......... $    14,712    26,389,735    26,404,447

Net income..........................         624       396,032       396,656
Distributions to Partners ($45.89 per
  weighted average Limited Partnership
  Units of 29,843.92) (Note 2)......        -       (1,369,677)   (1,369,677)
Repurchase of Limited Partnership
  Units.............................        -          (53,392)      (53,392)
                                     ------------  ------------  -------------
Balance at December 31, 1994........      15,336    25,362,698    25,378,034

Net income (loss)...................         (82)      354,729       354,647
Distributions to Partners ($12.36 per
  weighted average Limited Partnership
  Units of 29,802.51) (Note 2)......        -         (368,325)     (368,325)
Repurchase of Limited Partnership
  Units.............................        -          (17,516)      (17,516)
                                     ------------  ------------  ------------
Balance at December 31, 1995........      15,254    25,331,586    25,346,840

Net income (loss)...................        (822)      452,071       451,249
Distributions to Partners (Note 1)..        -               (9)           (9)
Repurchase of Limited Partnership
  Units.............................        -         (114,577)     (114,577)
                                     ------------  ------------  ------------
Balance at December 31, 1996........ $    14,432    25,669,071    25,683,503
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $   451,249       354,647       396,656
  Adjustments to reconcile net income
      to net cash provided by (used
      in) operating activities:
    Gain on sale of investment in
      land..........................    (533,443)     (362,825)     (334,233)
    Changes in assets and liabilities:
      Accounts and accrued interest
       receivable...................       7,224        10,708       118,648
      Other current assets..........      (1,165)          (89)         (299)
      Other assets..................        -          (19,915)         -
      Accounts payable..............     (49,399)         (172)          573
      Accrued real estate taxes.....         384         4,704          (749)
      Due to Affiliates.............     135,521        13,289          (534)
      Unearned income...............       2,532        (2,274)       (3,557)
      Other current liabilities.....        -             (300)          300
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............      12,903        (2,227)      176,805
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected on
    mortgage loans receivable.......      73,614        40,997        41,310
  Additions to investments in land..  (4,397,239)     (975,495)     (384,903)
  Proceeds from disposition of
    investments in land.............   1,086,403       681,566     1,174,470
Net cash flow provided by (used in)  ------------  ------------  ------------
  investing activities..............  (3,237,222)     (252,932)      830,877
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................    (114,577)      (17,516)      (53,392)
  Proceeds from notes payable to
    Affiliate.......................   2,951,635          -             -
  Payment on notes payable to
    Affiliate.......................    (150,000)         -             -
  Cash distributions................          (9)     (368,325)   (1,369,677)
Net cash flow provided by (used in)  ------------  ------------  ------------
  financing activities..............   2,687,049      (385,841)   (1,423,069)
                                     ------------  ------------  ------------




                See accompanying notes to financial statements.

                        INLAND LAND APPRECIATION FUND, L.P.
                              (a limited partnership)

                             Statements of Cash Flows
                                    (continued)

               For the years ended December 31, 1996, 1995 and 1994

                                         1996          1995          1994
                                         ----          ----          ----
Net decrease in cash and cash
  equivalents....................... $  (537,270)     (641,000)     (415,387)
Cash and cash equivalents at
  beginning of year.................     626,942     1,267,942     1,683,329
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $    89,672       626,942     1,267,942
                                     ============  ============  ============



Supplemental schedule of non-cash investing and financing activities:


                                         1996          1995          1994
                                         ----          ----          ----
  Mortgage loans receivable......... $      -             -         (155,921)
  Reduction in investments in land..        -             -          970,808
  Gain on sale of investment in land        -             -          334,233
  Deferred gain on sales............        -             -           25,350
    Proceeds from disposition of     ------------  ------------  ------------
      investments in land........... $      -             -        1,174,470
                                     ============  ============  ============























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1996, the Partnership has repurchased a total of 341.75 Units for $306,646 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

Except as described in footnote (b) to Note 4 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner's allocable share of the Partnership's taxable net income, if the Partner is a foreign person. The Partnership will first pay the withholding tax from the distributions to any foreign partner, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to the foreign partner. Withholding tax payments are made every April, June, September and December.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

                                        1996                     1995
                             ------------------------- -----------------------
                                               Tax                      Tax
                                 GAAP         Basis       GAAP         Basis
                                 Basis     (unaudited)    Basis     (unaudited)
                             ------------ ------------ ----------- ------------
  Total assets.............. $28,788,243   32,556,357   25,575,833  29,343,947

  Partners' capital:
    General Partner.........      14,432       16,094       15,254      15,567
    Limited Partners........  25,669,071   29,435,522   25,331,586  29,099,386

  Net income (loss):
    General Partner.........        (822)         527          (82)         96
    Limited Partners........     452,071      689,992      354,729     385,427

  Net income per Limited
    Partnership Unit........       15.20        23.20        11.90       12.93


The net income per Limited Partnership Unit is based upon the weighted average number of Units of 29,738.54 and 29,802.51 during 1996 and 1995, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Partnership Agreement

The Partnership Agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to the Partnership's land during a given year exceed revenues of the Partnership, the General Partner will make a Supplemental Capital Contribution of such amount to the Partnership to ensure that it has sufficient funds to make such payments.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the Limited Partners and 1% to the General Partner. The net gain from a sale of Partnership properties is first allocated among the Partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the General Partner in an amount equal to the proceeds distributed to the General Partner from such sale and the balance of any net gain is allocated to the Limited Partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the General Partner from such sale, the Partnership will allocate income or gain to the General Partner in an amount equal to the excess of the cash distributed to the General Partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the Limited Partners.

Distributions of Net Sale Proceeds will be allocated between the General Partner and the Limited Partners based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership.

As a general rule, Net Sale Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sale Proceeds (i) a return of their Original Capital plus
(ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital. However, with respect to each parcel of land, the General Partner's 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel ("Parcel Capital") plus a 6% per annum noncompounded Cumulative Preferred Return thereon.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the General Partner have been paid, and the amount of any Supplemental Capital Contributions have been repaid to the General Partner, subsequent distributions shall be paid 75% to the Limited Partners and 25% to the General Partner without considering Parcel Capital. If, after all Net Sale Proceeds have been distributed, the General Partner has received more than 25% of all Net Sale Proceeds (exclusive of distributions made to the Limited Partners to return their Original Capital), the General Partner shall contribute to the Partnership for distribution to the Limited Partners an amount equal to such excess.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Any distributions from Net Sale Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first as a reduction of such Invested Capital before application to payment of any deficiency in the 15% Cumulative Preferred Return.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $40,569 and $13,440 was unpaid as of December 31, 1996 and 1995, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $56,774, $57,216 and $58,415 have been incurred for the years ended December 31, 1996, 1995 and 1994, respectively, of which $14,066 and $415 was unpaid as of December 31, 1996 and 1995, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $57,870, $84,033 and $43,037 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1996, 1995 and 1994, respectively, of which $30,091 was unpaid as of December 31, 1996.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $118,765 and $73,308 have been incurred for the years ended December 31, 1996 and 1995, respectively, and are included in investments in land, of which $58,347 was unpaid as of December 31, 1996.

                                                         INLAND LAND APPRECIATION FUND, L.P.
                                                               (a limited partnership)

                                                            Notes to Financial Statements
                                                                     (continued)



(4) Investments in Land and Improvements
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining   Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property    Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold      12/31/96(d) Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ----------
 1       Kendall   84.7360  01/19/89 $   423,680       61,625      485,305      3,607,021      280,587     3,811,739     220,093
                   (3.52)   12/24/96

 2       McHenry  223.4121  01/19/89     650,000       95,014      745,014         16,918      611,505       150,427        -
                 (183.3759) 12/27/90

 3       Kendall   20.0000  02/09/89     189,000       13,305      202,305           -         202,305          -           -
                  (20.0000) 05/08/90

 4       Kendall   69.2760  04/18/89     508,196       38,126      546,322         11,713      235,275       322,760        -
                    (.4860) 02/28/91
                  (27.5750) 08/25/95

 5   Kendall (a)  372.2230  05/03/89   2,532,227      135,943    2,668,170         25,836      160,313     2,533,693        -
                   (Option) 04/06/90

 6   Kendall (b)   78.3900  06/21/89     416,783       31,691      448,474        149,923         -          598,397        -

 7   Kendall (b)   77.0490  06/21/89      84,754        8,163       92,917        134,592         -          227,509        -

 8   Kendall (b)    5.0000  06/21/89      60,000        5,113       65,113           -          65,113          -           -
                   (5.0000) 10/06/89

 9   McHenry (b)   51.0300  08/07/89     586,845       22,482      609,327            717         -          610,044        -

10   McHenry (b)  123.9400  08/07/89      91,939        7,224       99,163            600       99,763          -           -
                 (123.9400) 12/06/89

11   McHenry (b)   30.5920  08/07/89     321,216       22,641      343,857          5,478         -          349,335        -

12       Kendall   90.2710  10/31/89     907,389       41,908      949,297            510        7,456       942,351        -
                    (.7090) 04/26/91

13       McHenry   92.7800  11/07/89     251,306       19,188      270,494          3,064         -          273,558        -

14       McHenry   76.2020  11/07/89     419,111       23,402      442,513         42,849         -          485,362        -

15          Lake   84.5564  01/03/90   1,056,955       85,283    1,142,238      1,437,341      264,514     2,315,065     268,398
                  (10.5300) Var 1996 ------------ ------------ ------------ -------------- ------------ ------------- -----------
      Subtotal                         8,499,401      611,108    9,110,509      5,436,562    1,926,831    12,620,240     488,491

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)



(4) Investments in Land and Improvements (continued)
                                                                                                             Total
                   Gross                           Initial Costs                                Costs      Remaining   Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of      Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to   Property     Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition      Sold      12/31/96(d) Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ----------- -----------
       Subtotal                         8,499,401      611,108    9,110,509      5,436,562    1,926,831  12,620,240    488,491

16  Kane/Kendall   72.4187  01/29/90    1,273,537       55,333    1,328,870         49,116         -      1,377,986       -

17  McHenry        99.9240  01/29/90      739,635       61,038      800,673        224,192         -      1,024,865       -

18  McHenry        71.4870  01/29/90      496,116       26,259      522,375         17,504       11,109     528,770       -
                   (1.0000) Var 1990
                    (.5200) 03/11/93

19  McHenry        63.6915  02/23/90      490,158       29,158      519,316          6,949         -        526,265       -

20  Kane          224.1480  02/28/90    2,749,800      183,092    2,932,892        220,183        3,651   3,149,424       -
                    (.2790) 10/17/91

21  Kendall       172.4950  03/08/90    1,327,459       75,822    1,403,281        268,659         -      1,671,940       -

22  McHenry       254.5250  04/11/90    2,608,881      136,559    2,745,440         23,719         -      2,769,159       -

23  Kendall       140.0210  05/08/90    1,480,000      116,240    1,596,240        432,521    1,196,909     831,852     14,926
                   (4.4100) Var 1993
                  (35.8800) Var 1994
                   (3.4400) Var 1995

24  Kendall       298.4830  05/23/90    1,359,774       98,921    1,458,695         18,571       83,663   1,393,603     30,026
                  (12.4570) 05/25/90
                   (4.6290) 04/01/96

25  Kane          225.0000  06/01/90    2,600,000      168,778    2,768,778         14,444         -      2,782,222       -
                                      ------------ ------------ ------------ -------------- ------------ ----------- -----------
                                      $23,624,761    1,562,308   25,187,069      6,712,420    3,222,163  28,676,326    533,443
                                      ============ ============ ============ ============== ============ =========== ===========


                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(4) Investments in Land and Improvements (continued)

(a) Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The sale transaction relates to the sale of this option.

(b) The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined) and distributions to the Partners.

(c) Reconciliation of real estate owned:

                                          1996               1995
                                          ----               ----
    Balance at January 1,...........  $24,846,973         24,106,379
    Additions during year...........    4,397,239          1,069,759
    Sales during year...............      567,886            329,165
                                      ------------       ------------
    Balance at December 31,.........  $28,676,326         24,846,973
                                      ============       ============


(d) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $28,700,000 (unaudited).


(5) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,145 acres of the approximately 2,664 acres owned.


(6) Mortgage Loans Receivable

As a result of the sale of four lots in Parcel 23 in 1994, the Partnership received mortgage loans receivable totaling $155,921. The loan documents allowed for the Partnership to receive monthly interest only payments at an interest rate of 9% per annum. For the years ended December 31, 1996 and 1995, mortgage loans receivable prepaid totaled $73,614 and $40,997, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


(7) Notes Payable to Affiliate

On May 1, 1996 and June 1, 1996, the Partnership obtained two separate lines of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amounts of $1,000,000 and $3,000,000, to be used specifically for the pre-development improvements on two of the Partnership's land investments, Parcel 15 and Parcel 1, respectively. As of December 31, 1996, notes payable to Affiliate were $2,641,635, of which $594,252 was applicable to the note collateralized by Parcel 15, $2,047,383 was applicable to the note collateralized by Parcel 1. For the year ended December 31, 1996, interest of $70,909 was capitalized, of which $3,942 was unpaid as of December 31, 1996. The Partnership is required to pay a 1% loan fee to the General Partner on each line of credit as money is funded. As of December 31, 1996, loan fees paid to the General Partner totaled $33,392, all of which have been paid and included in investment in land and improvements. The note collateralized by Parcel 15, accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note has a maturity date of May 1, 1997. The note collateralized by Parcel 1, accrues interest at 10.9%, and Net Sales Proceeds from Parcel 1 are being applied first to paydown the note. This note has a maturity date of June 30, 1998.

Additionally, Inland Real Estate  Investment Corporation loaned the Partnership
$160,000 for Partnership operations.    This  note  accrues interest at 10%, of
which $2,361 has been capitalized and is unpaid as of December 31, 1996.


(8) Subsequent Events

During January, February and March 1997, the Partnership sold Lots 6, 27 and 32 in the Countryside Glen Subdivision (Parcel 15) to unaffiliated third parties for a total of $303,220. The cost allocated to these lots totalled $96,238, resulting in gains on sale of $205,320, net of closing costs.

As a result of these sales, net sales proceeds of $301,557 have been used to paydown the note payable to Affiliate relating to Parcel 15.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11.  Executive Compensation

The General Partner is entitled to receive a share of cash distributions of Net Sales Proceeds based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits or Losses" at page 38 of the Prospectus, and at pages A-6 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which descriptions is incorporated herein by reference.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 7-9 and "Conflicts of Interest" at pages 9-11 of the Prospectus, and at pages A-10 through A-19 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which is incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner and its Affiliates may be reimbursed for their expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1996, such costs were $75,317, of which $40,569 was unpaid as of December 31, 1996.

The General Partner is entitled to receive an Asset Management Fee equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1996, the Partnership incurred $56,774 in Asset Management Fees, of which $14,066 was unpaid.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1996, the Partnership incurred $57,870 of such costs, of which $30,091 was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1996, the Partnership incurred $118,765 of such costs, of which $58,347 was unpaid, and included in the investments in land and improvements. As of December 31, 1996, notes payable to Affiliate was $2,801,635. For the year ended December 31, 1996, interest of $73,270 was capitalized, of which $6,303 was unpaid as of December 31, 1996. The Partnership is required to pay a 1% loan fee to the General Partner on lines of credit as money is funded. As of December 31, 1996, loan fees paid to the General Partner totaled $33,392, all of which have been paid and included in investment in land and improvements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

  (b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                Amount and Nature
                                 of Beneficial              Percent
       Title of Class              Ownership                of Class
       --------------           -----------------          ------------
       Limited Partnership    267 Units directly          Less than 1%
       Units


      No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

      All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in Item 10.

  (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The financial statements listed in the index at page 10 of this Annual Report are filed as part of this Annual Report.

  (b) Exhibits. The following documents are filed as part of this report:

      3 Restated Certificate of Limited Partnership and amended and restated Agreement of Limited Partnership, included as Exhibits A and B of the Prospectus dated October 12, 1988 as supplemented, are incorporated herein by reference thereto.

      4 Form of Certificate of Ownership representing interests in the registrant filed as Exhibits 4(a) and 4(b) to Registration Statement on Form S-11, File No. 33-18607, is incorporated herein by reference thereto.

      27 Financial Data Schedule

      28 Prospectus, to Form S-11 Registration Statement, File No. 33-18607, as filed with Securities Exchange Commission on October 12, 1988, as supplemented to date, is incorporated herein by reference thereto.


  (c) Financial Statement Schedules.

      All  schedules  have  been   omitted   as  the  required  information  is
      inapplicable or the information is presented in the financial statements or related notes.


  (d) Reports on Form 8-K:

      None.


No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND LAND APPRECIATION FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997