Form 10-Q
period 1997-03-31
INLAND LAND APPRECIATION FUND LP
filed 1997-05-15
CIK 825315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1997

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

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $       991        89,672
  Accounts and accrued interest receivable........      11,233          -
  Other current assets............................       1,187         2,330
                                                   ------------  ------------
    Total current assets..........................      13,411        92,002
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,462,051 and $1,464,852 at March 31, 1997
  and December 31, 1996, respectively (Notes 1,
  2 and 3)........................................  29,213,022    28,676,326
                                                   ------------  ------------
Total assets...................................... $29,246,348    28,788,243
                                                   ============  ============


























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable and accrued expenses........... $   127,401        82,373
  Accrued real estate taxes.......................      60,275        48,117
  Due to Affiliates (Note 2)......................     284,106       149,376
  Notes payable to Affiliate (Notes 5 and 6)......   2,954,664     2,801,635
  Unearned income.................................      40,236        23,239
                                                   ------------  ------------
    Total current liabilities.....................   3,466,682     3,104,740
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     166,585       167,675
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        13,342        14,432
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,659.25 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764
      was paid to Affiliates).....................  25,926,243    25,926,243
    Cumulative net income.........................   3,986,596     3,889,232
    Cumulative cash distributions.................  (4,146,515)   (4,146,404)
                                                   ------------  ------------
                                                    25,766,324    25,669,071
                                                   ------------  ------------
    Total Partners' capital.......................  25,779,666    25,683,503
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,246,348    28,788,243
                                                   ============  ============











                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                       1997           1996
Income:                                                ----           ----
  Land sales (Notes 1 and 3)...................... $   301,557         6,306
  Rental income (Note 4)..........................      58,363        57,359
  Interest income.................................         148         6,964
  Other income....................................        -               30
                                                   ------------  ------------
                                                       360,068        70,659
                                                   ------------  ------------
Expenses:
  Cost of land sold...............................      96,237          -
  Professional services to Affiliates.............      19,228        10,560
  Professional services to non-affiliates.........      26,306        23,580
  General and administrative expenses to
    Affiliates....................................       8,436         8,568
  General and administrative expenses to
    non-affiliates................................      10,679         3,766
  Marketing expenses to Affiliates................      47,030        32,240
  Marketing expenses to non-affiliates............      28,225        12,348
  Land operating expenses to Affiliates...........      14,129        14,256
  Land operating expenses to non-affiliates.......      13,524        13,011
                                                   ------------  ------------
                                                       263,794       118,329
                                                   ------------  ------------
  Net income (loss)............................... $    96,274       (47,670)
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................      (1,090)         (540)
  Limited Partners................................      97,364       (47,130)
                                                   ------------  ------------
    Net income (loss)............................. $    96,274       (47,670)
                                                   ============  ============


Net income (loss) allocated to the one General
  Partner Unit.................................... $    (1,090)         (540)
                                                   ============  ============

Net income (loss) per weighted average Limited
  Partner Units (29,659.24 and 29,792.24 for the
  three months ended March 31, 1997 and 1996,
  respectively)................................... $      3.28         (1.58)
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $    96,274       (47,670)
  Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
    Gain on sale of land..........................    (205,320)       (6,306)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (11,233)      (14,451)
      Other current assets........................       1,143           849
      Other assets................................        -            1,000
      Accounts payable and accrued expenses.......      45,028       (29,363)
      Accrued real estate taxes..................       12,158        13,118
      Due to Affiliates...........................     134,730        61,147
      Unearned income.............................      16,997        13,943
Net cash provided by (used in) operating           ------------  ------------
  activities......................................      89,777        (7,733)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions investments in land...................    (632,933)     (329,661)
  Principal payments collected on mortgage
    loans receivable..............................        -           37,952
  Proceeds from disposition of investment in land.     301,557          -
                                                   ------------  ------------
Net cash used in investing activities.............    (331,376)     (291,709)
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        (111)         -
  Proceeds from notes payable to Affiliate........     153,029          -
                                                   ------------  ------------
Net cash provided by financing activities.........     152,918          -
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (88,681)     (299,442)
Cash and cash equivalents at beginning of period..      89,672       626,942
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $       991       327,500
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 1997, the Partnership has repurchased a total of 341.75 Units for $306,646 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                March 31, 1997
                                  (unaudited)


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

Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $51,106 and $40,569 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $14,129 and $14,256 have been incurred for the three months ended March 31, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $14,129 and $14,066 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $47,030 and $32,240 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1997 and 1996, respectively, of which $77,068 and $30,091 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $3,239 have been incurred for the three months ended March 31, 1997 and are included in investments in land, of which $141,803 and $58,347 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

                                                  INLAND LAND APPRECIATION FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investments in Land and Improvements
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property    Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold        3/31/97   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ----------- ------------
 1       Kendall   84.7360  01/19/89  $   423,680       61,625      485,305      3,875,944      280,587   4,080,662         -
                   (3.52)   12/24/96

 2       McHenry  223.4121  01/19/89      650,000       95,014      745,014         20,871      611,505     154,380         -
                 (183.3759) 12/27/90

 3       Kendall   20.0000  02/09/89      189,000       13,305      202,305           -         202,305        -            -
                  (20.0000) 05/08/90

 4       Kendall   69.2760  04/18/89      508,196       38,126      546,322         20,660      235,275     331,707         -
                    (.4860) 02/28/91
                  (27.5750) 08/25/95

 5     Kendall(a) 372.2230  05/03/89    2,532,227      135,943    2,668,170         25,839      160,313   2,533,696         -
                   (Option) 04/06/90

 6     Kendall(b)  78.3900  06/21/89      416,783       31,691      448,474        158,837         -        607,311         -

 7     Kendall(b)  77.0490  06/21/89       84,754        8,163       92,917        143,539         -        236,456         -

 8     Kendall(b)   5.0000  06/21/89       60,000        5,113       65,113           -          65,113        -            -
                   (5.0000) 10/06/89

 9     McHenry(b)  51.0300  08/07/89      586,845       22,482      609,327            745         -        610,072         -

10     McHenry(b) 123.9400  08/07/89       91,939        7,224       99,163            600       99,763        -            -
                 (123.9400) 12/06/89

11     McHenry(b)  30.5920  08/07/89      321,216       22,641      343,857          5,539         -        349,396         -

12       Kendall   90.2710  10/31/89      907,389       41,908      949,297            529        7,456     942,370         -
                    (.7090) 04/26/91

13       McHenry   92.7800  11/07/89      251,306       19,188      270,494          3,092         -        273,586         -

14       McHenry   76.2020  11/07/89      419,111       23,402      442,513         42,853         -        485,366         -

15          Lake   84.5564  01/03/90    1,056,955       85,283    1,142,238      1,358,566      360,751   2,140,053      205,320
                  (10,5300) Var 1996
                   (3.1980) Var 1997  ------------ ------------ ------------ -------------- ------------ ----------- ------------
        Subtotal                        8,499,401      611,108    9,110,509      5,657,614    2,023,068  12,745,055      205,320

                                                        INLAND LAND APPRECIATION FUND, L.P.
                                                              (a limited partnership)

                                                           Notes to Financial Statements
                                                                    (continued)



(3) Investments in Land and Improvements (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of       Costs of    Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to   Property      Parcels at    on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition      Sold         3/31/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------- -----------
        Subtotal                       8,499,401      611,108    9,110,509      5,657,614    2,023,068    12,745,055      205,320

16  Kane/Kendall   72.4187  01/29/90   1,273,537       55,333    1,328,870         67,549         -        1,396,419         -

17       McHenry   99.9240  01/29/90     739,635       61,038      800,673        231,889         -        1,032,562         -

18       McHenry   71.4870  01/29/90     496,116       26,259      522,375         19,358       11,109       530,624         -
                   (1.0000) Var 1990
                    (.5200) 03/11/93

19       McHenry   63.6915  02/23/90     490,158       29,158      519,316          6,961         -          526,277         -

20          Kane  224.1480  02/28/90   2,749,800      183,092    2,932,892        298,942        3,651     3,228,183         -
                    (.2790) 10/17/91

21       Kendall  172.4950  03/08/90   1,327,459       75,822    1,403,281        430,577         -        1,833,858         -

22       McHenry  254.5250  04/11/90   2,608,881      136,559    2,745,440         26,583         -        2,772,023         -

23       Kendall  140.0210  05/08/90   1,480,000      116,240    1,596,240        572,753    1,196,909       972,084         -
                   (4.4100) Var 1993
                  (35.8800) Var 1994
                   (3.4400) Var 1995

24       Kendall  298.4830  05/23/90   1,359,774       98,921    1,458,695         18,681       83,663     1,393,713         -
                  (12.4570) 05/25/90
                   (4.6290) 04/01/96

25          Kane  225.0000  06/01/90   2,600,000      168,778    2,768,778         13,446         -        2,782,224         -
                                     ------------ ------------ ------------ -------------- ------------ ------------- ------------
                                     $23,624,761    1,562,308   25,187,069      7,344,353    3,318,400    29,213,022      205,320
                                     ============ ============ ============ ============== ============ ============= ============

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(3) Investments in Land and Improvements (continued)

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

(c) Reconciliation of real estate owned:

                                          1997               1996
                                          ----               ----
    Balance at January 1,............ $28,676,326         24,846,973
    Additions during period..........     632,933          4,397,239
    Sales during period..............      96,237            567,886
                                      ------------       ------------
    Balance at end of period......... $29,213,022         28,676,326
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,110 acres of the approximately 2,661 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(5)  Notes Payable to Affiliate

On May 1, 1996 and June 1, 1996, the Partnership obtained two separate lines of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amounts of $1,000,000 and $3,000,000, to be used specifically for the pre-development improvements on two of the Partnership's land investments, Parcel 15 and Parcel 1, respectively. As of March 31, 1997, notes payable to the Affiliate were $2,576,264, of which $321,456 was applicable to the note collateralized by Parcel 15 and $2,254,808 was applicable to the note collateralized by Parcel 1. For the three months ended March 31, 1997, interest of $67,150 was capitalized, of which $68,879 and $3,942 was unpaid as of March 31, 1997 and December 31, 1996, respectively. The Partnership is required to pay a 1% loan fee to the General Partner on each line of credit as money is funded. As of March 31, 1997, loan fees paid to the General Partner totaled $35,681, all of which have been paid and included in investment in land and improvements. The note collateralized by Parcel 15, accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note has a maturity date of May 1, 1997. The note collateralized by Parcel 1, accrues interest at 10.9%, and Net Sales Proceeds from Parcel 1 are being applied first to paydown the note. This note has a maturity date of May 1, 1997. Reference is made to Note 6 for discussion on the extension of these two notes.

Additionally, Inland Real Estate Investment Corporation loaned the Partnership $378,400 for Partnership operations. This note accrues interest at 10%, of which $6,042 has been capitalized for the three months ended March 31, 1997, of which $5,035 and $2,361 is unpaid as of March 31, 1997 and December 31, 1996, respectively.


(6)  Subsequent Events

As of May 1, 1997, the two notes payable to the General Partner matured and were subsequently extended for three months at the same interest rate. Loan extension fees of $5,898 and $436 for Parcels 1 and 15, respectively, were paid. The new maturity dates for both notes is August 1, 1997.

On May 13, 1997, the General Partner of the Partnership received funding from an unaffiliated third-party bank to provide funds specifically for the pre-development improvements for Phase I of Parcel 23. The General Partner had previously loaned the Partnership $259,000 for these improvements. The terms of this loan include a maximum borrowing amount of $744,000, with an interest rate of 9.625% and a maturity date of May 13, 1998. Interest-only payments are due quarterly and the loan may be prepaid at any time without penalty. This loan allows the General Partner to continue funding advances to the Partnership so that improvements of Phase I of Parcel 23 can be completed. The terms of the General Partner's loan to the Partnership will be the same as those agreed to with the third-party bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.


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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 1997, the Partnership has had multiple sales transactions, through which it has disposed of approximately 441 acres of the approximately 3,102 acres originally owned. As of March 31, 1997, cumulative distributions to the Limited Partners have totaled $4,146,515 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through March 31, 1997, the Partnership has used $7,344,353 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1997, the Partnership owns, in whole or in part, twenty-two of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 1997, the Partnership had cash and cash equivalents of $991. The Unit Repurchase Program has approximately $85,600 remaining for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1, zoned with a preliminary plan approved by the Village of Oswego, has improvements underway and sites are being marketed. Of the 199 single-family lots, 75 lots are under contract with a homebuilder, of which the first 15 lots closed on December 24, 1996 (see Note 3 of the Notes to Financial Statements.) Parcels 4, 6 and 7 have completed improvements for an industrial park and sites are being marketed. Parcel 15, zoned and annexed to the Village of Hawthorn Woods, also has improvements underway and sites are being marketed. Of the forty lots, nine lots were sold to individuals during 1996 and 1997 (see Note 3 of the Notes to Financial Statements.) Parcels 16, 21 and 23 have been zoned with development and sales marketing underway.

Results of Operations

As of March 31, 1997, the Partnership owned twenty-two parcels of land consisting of approximately 2,672 acres. Of the 2,672 acres owned, approximately 2,110 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Income from the sale of investments in land and the cost of investments in land sold recorded for the three months ended March 31, 1997 is a result of the sale of three additional lots of Parcel 15. Income from the sale of investments in land and the cost of investments in land sold recorded for the three months ended March 31, 1996 is a result of the prepayment of a mortgage loan receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. The increase in rental income for the three months ended March 31, 1997, as compared to three months ended March 31, 1996, is due to the annual increase in lease amounts from tenants.

Interest income decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in legal and accounting services related to the increase in sales activity within the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in legal services related to the increase in sales activity within the Partnership.

General and administrative expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to increases in postage, printing and the Illinois Replacement Tax paid in 1997.

Marketing expenses to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.





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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997