Form 10-Q
period 1997-06-30
INLAND LAND APPRECIATION FUND LP
filed 1997-08-11
CIK 825315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1997

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


2901 Butterfield Road, Oak Brook, Illinois             60523
 (Address of principal executive office)             (Zip Code)


       Registrant's telephone number, including area code:  630-218-8000


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

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $     4,313        89,672
  Accounts and accrued interest receivable........      23,233          -
  Other current assets............................       4,343         2,330
                                                   ------------  ------------
Total current assets..............................      31,889        92,002

Other assets......................................      19,915        19,915
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,462,051 and $1,464,852 at June 30, 1997
  and December 31, 1996, respectively) (Notes 1,
  2 and 3)........................................  29,786,183    28,676,326
                                                   ------------  ------------
Total assets...................................... $29,837,987    28,788,243
                                                   ============  ============



























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $   235,251        82,373
  Accrued real estate taxes.......................      46,591        48,117
  Due to Affiliates (Notes 2 and 6)...............     432,470       149,376
  Notes payable to Affiliate (Note 6).............   3,418,543     2,801,635
  Unearned income.................................      10,165        23,239
                                                   ------------  ------------
Total current liabilities.........................   4,143,020     3,104,740
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     165,996       167,675
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        12,753        14,432
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,629.25 and 29,659.25 Units outstanding
      at June 30, 1997 and December 31, 1996,
      respectively (net of offering costs
      of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,900,396    25,926,243
    Cumulative net income.........................   3,928,359     3,889,232
    Cumulative cash distributions.................  (4,146,541)   (4,146,404)
                                                   ------------  ------------
                                                    25,682,214    25,669,071
                                                   ------------  ------------
Total Partners' capital...........................  25,694,967    25,683,503
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,837,987    28,788,243
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Land sales (Notes 1 and 3)....... $    -        52,811    301,557     59,117
  Rental income (Note 4)...........    63,423     35,538    121,786     92,897
  Interest income..................      -         1,533        148      8,497
  Other income.....................     5,000       -         5,000         30
                                    ---------- ---------- ---------- ----------
                                       68,423     89,882    428,491    160,541
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of land sold................      -        22,785     96,237     22,785
  Professional services to
    Affiliates.....................     6,272      3,004     25,500     13,564
  Professional services to
    non-affiliates.................    20,007      3,884     46,313     27,464
  General and administrative
    expenses to Affiliates.........     7,047      4,894     15,483     13,462
  General and administrative
    expenses to non-affiliates.....     5,039      7,031     15,718     10,797
  Marketing expenses to Affiliates.    28,257     (5,188)    75,287     27,052
  Marketing expenses to
    non-affiliates.................    32,819      6,213     61,044     18,561
  Land operating expenses to
    Affiliates.....................    14,111     14,671     28,240     28,927
  Land operating expenses to
    non-affiliates.................    13,697     10,712     27,221     23,723
                                    ---------- ---------- ---------- ----------
                                      127,249     68,006    391,043    186,335
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $ (58,826)    21,876     37,448    (25,794)
                                    ========== ========== ========== ==========












                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Net income (loss) allocated to:
  General Partner.................. $    (589)       (81)    (1,679)      (621)
  Limited Partners.................   (58,237)    21,957     39,127    (25,173)
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $ (58,826)    21,876     37,448    (25,794)
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $    (589)       (81)    (1,679)      (621)
                                    ========== ========== ========== ==========

Net income (loss) per weighted
  average Limited Partnership Units
  (29,639.13 and 29,774.18 for the
  three months ended June 30, 1997
  and 1996, and 29,649.13 and
  29,783.21 for the six months
  ended June 30, 1997 and 1996,
  respectively).................... $   (1.96)       .73       1.32       (.85)
                                    ========== ========== ========== ==========




















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $    37,448       (25,794)
  Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
    Gain on sale of land..........................    (205,320)      (36,332)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (23,233)       (9,672)
      Other current assets........................      (2,013)          331
      Accounts payable............................     152,878       (83,690)
      Accrued real estate taxes..................       (1,526)       (3,046)
      Due to Affiliates...........................     283,094       (10,817)
      Unearned income.............................     (13,074)        9,289
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     228,254      (159,731)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land................  (1,206,094)     (803,086)
  Principal payments collected on mortgage
    loans receivable..............................        -           37,952
  Proceeds from disposition of investment in land.     301,557        52,810
                                                   ------------  ------------
Net cash used in investing activities.............    (904,537)     (712,324)
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........     (25,847)      (27,567)
  Proceeds from notes payable to Affiliate, net...     616,908       320,279
  Cash distributions..............................        (137)           (9)
                                                   ------------  ------------
Net cash provided by financing activities.........     590,924       292,703
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (85,359)     (579,352)
Cash and cash equivalents at beginning of period..      89,672       626,942
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $     4,313        47,590
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 1997, the Partnership has repurchased a total of 371.75 Units for $332,490 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                 June 30, 1997
                                  (unaudited)


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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $60,631 and $40,569 were unpaid as of June 30, 1997 and December 31, 1996, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $28,240 and $28,927 have been incurred for the six months ended June 30, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $28,240 and $14,066 were unpaid as of June 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $75,287 and $27,052 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1997 and 1996, respectively, of which $105,307 and $30,091 were unpaid as of June 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $7,715 have been incurred for the six months ended June 30, 1997 and are included in investments in land, of which $72,365 and $58,347 were unpaid as of June 30, 1997 and December 31, 1996, respectively.

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
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property    Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold        6/30/97   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ----------- ------------- -----------

 1       Kendall   84.7360  01/19/89 $   423,680       61,625      485,305      4,190,903      280,587     4,395,621        -
                   (3.52)   12/24/96

 2       McHenry  223.4121  01/19/89     650,000       95,014      745,014         20,871      611,505       154,380        -
                 (183.3759) 12/27/90

 3       Kendall   20.0000  02/09/89     189,000       13,305      202,305           -         202,305          -           -
                  (20.0000) 05/08/90

 4       Kendall   69.2760  04/18/89     508,196       38,126      546,322         29,559      235,275       340,606        -
                    (.4860) 02/28/91
                  (27.5750) 08/25/95

 5   Kendall (a)  372.2230  05/03/89   2,532,227      135,943    2,668,170         25,839      160,313     2,533,696        -
                   (Option) 04/06/90

 6   Kendall (b)   78.3900  06/21/89     416,783       31,691      448,474        167,729         -          616,203        -

 7   Kendall (b)   77.0490  06/21/89      84,754        8,163       92,917        152,430         -          245,347        -

 8   Kendall (b)    5.0000  06/21/89      60,000        5,113       65,113           -          65,113          -           -
                   (5.0000) 10/06/89

 9   McHenry (b)   51.0300  08/07/89     586,845       22,482      609,327            745         -          610,072        -

10   McHenry (b)  123.9400  08/07/89      91,939        7,224       99,163            600       99,763          -           -
                 (123.9400) 12/06/89

11   McHenry (b)   30.5920  08/07/89     321,216       22,641      343,857          5,539         -          349,396        -

12       Kendall   90.2710  10/31/89     907,389       41,908      949,297            529        7,456       942,370        -
                    (.7090) 04/26/91

13       McHenry   92.7800  11/07/89     251,306       19,188      270,494          3,092         -          273,586        -

14       McHenry   76.2020  11/07/89     419,111       23,402      442,513         42,853         -          485,366        -

15          Lake   84.5564  01/03/90   1,056,955       85,283    1,142,238      1,386,956      360,751     2,168,443     205,320
                  (10.5300) Var 1996
                   (3.1980) Var 1997 ------------ ------------ ------------ -------------- ------------ ------------- -----------

      Subtotal                         8,499,401      611,108    9,110,509      6,027,645    2,023,068    13,115,086      205,320

                                                        INLAND LAND APPRECIATION FUND, L.P.
                                                              (a limited partnership)

                                                           Notes to Financial Statements
                                                                    (continued)



(3) Investments in Land and Improvements (continued)
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of      Costs of    Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to   Property     Parcels at    on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition      Sold        6/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ----------- ------------- -----------
     Subtotal                          8,499,401      611,108    9,110,509      6,027,645    2,023,068    13,115,086     205,320

16  Kane/Kendall   72.4187  01/29/90   1,273,537       55,333    1,328,870         69,469         -        1,398,339        -

17       McHenry   99.9240  01/29/90     739,635       61,038      800,673        250,032         -        1,050,705        -

18       McHenry   71.4870  01/29/90     496,116       26,259      522,375         19,440       11,109       530,706        -
                   (1.0000) Var 1990
                    (.5200) 03/11/93

19       McHenry   63.6915  02/23/90     490,158       29,158      519,316          6,961         -          526,277        -

20          Kane  224.1480  02/28/90   2,749,800      183,092    2,932,892        327,635        3,651     3,256,876        -
                    (.2790) 10/17/91

21       Kendall  172.4950  03/08/90   1,327,459       75,822    1,403,281        584,871         -        1,988,152        -

22       McHenry  254.5250  04/11/90   2,608,881      136,559    2,745,440         28,377         -        2,773,817        -

23       Kendall  140.0210  05/08/90   1,480,000      116,240    1,596,240        570,956    1,196,909       970,287        -
                   (4.4100) Var 1993
                  (35.8800) Var 1994
                   (3.4400) Var 1995

24       Kendall  298.4830  05/23/90   1,359,774       98,921    1,458,695         18,681       83,663     1,393,713        -
                  (12.4570) 05/25/90
                   (4.6290) 04/01/96

25          Kane  225.0000  06/01/90   2,600,000      168,778    2,768,778         13,447         -        2,782,225        -
                                     ------------ ------------ ------------ -------------- ------------ ------------- ------------
                                     $23,624,761    1,562,308   25,187,069      7,917,514    3,318,400    28,786,183      205,320
                                     ============ ============ ============ ============== ============ ============= ============


                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


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

(c) Reconciliation of real estate owned:

                                          1997               1996
                                          ----               ----
    Balance at January 1,............ $28,676,326         24,846,973
    Additions during period..........   1,206,094          4,397,239
    Sales during period..............      96,237            567,886
                                      ------------       ------------
    Balance at end of period......... $29,786,183         28,676,326
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,110 acres of the approximately 2,661 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(5)  Notes Payable to Affiliate

On May 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $1,000,000 to be used specifically for the pre-development improvements on Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997. As of June 30, 1997, the balance of this note was $321,456. For the six months ended June 30, 1997, interest of $19,734 was capitalized, of which $16,429 and $3,942 was unpaid as of June 30, 1997 and December 31, 1996, respectively. For the six months ended June 30, 1997, loan fees paid to the General Partner totaled $215, all of which have been paid and included in investment in land and improvements.

On June 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $3,000,000 to be used specifically for the pre-development improvements on Parcel 1. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and Net Sales Proceeds from Parcel 1 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997. As of June 30, 1997, the balance of this note was $2,442,687. For the six months ended June 30, 1997, interest of $127,669 was capitalized, of which $127,669 and $0 was unpaid as of June 30, 1997 and December 31, 1996, respectively. For the six months ended June 30, 1997, loan fees paid to the General Partner totaled $3,953, all of which have been paid and included in investment in land and improvements.

On May 1, 1997, the two above notes payable to the General Partner matured and were subsequently extended to August 1, 1997 at the same interest rate. Loan extension fees of $5,898 and $436 for Parcels 1 and 15, respectively, were paid.

On May 12, 1997, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $744,000 to be used specifically for the pre-development improvements on Parcel
21. The note accrues interest at 9.625% and has a maturity date of May 12, 1998. Interest-only payments on this note are due quarterly and the loan may be prepaid at any time without penalty. As of June 30, 1997, the balance of this note was $259,000. For the six months ended June 30, 1997, interest of $3,462 was capitalized, of which $3,462 and $0 was unpaid as of June 30, 1997 and December 31, 1996, respectively.

Additionally, Inland Real Estate Investment Corporation loaned the Partnership $395,400 for Partnership operations. The note accrues interest at 10%. For the six months ended June 30, 1997, interest of $19,374 was capitalized, of which $18,367 and $2,361 was unpaid as of June 30, 1997 and December 31, 1996, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(6)  Subsequent Events

On July 7, 1997, the Partnership paid a distribution of $1,849,826 to the Limited Partners. This distribution was from net sales proceeds previously held on sales from Parcels 1, 4, 12, 15, 20, 23, and 24.

On August 1, 1997, the two notes payable to the General Partner collateralized by Parcels 1 and 15 matured and were subsequently extended to November 1, 1997 at the same interest rate. Loan extension fees of $6,632 and $444 were paid for Parcels 1 and 15, respectively.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 1997, the Partnership has had multiple sales transactions, through which it has disposed of approximately 441 acres of the approximately 3,102 acres originally owned. As of June 30, 1997, cumulative distributions to the Limited Partners have totaled $4,146,541 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through June 30, 1997, the Partnership has used $7,917,514 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1997, the Partnership owns, in whole or in part, twenty-two of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1997, the Partnership had cash and cash equivalents of $4,313. The Unit Repurchase Program has approximately $60,600 remaining for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

Net sales proceeds totaling $1,849,826 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. This note accrues interest at 10% and will be repaid with future net sales proceeds as parcels are sold. On July 7, 1997, the Partnership distributed these net sales proceeds of $1,849,826 to the Limited Partners resulting in cumulative distributions of $5,996,367.

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

Results of Operations

As of June 30, 1997, the Partnership owned twenty-two parcels of land consisting of approximately 2,661 acres. Of the 2,661 acres owned, approximately 2,110 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Income from the sale of investments in land and the cost of investments in land sold recorded for the six months ended June 30, 1997 is a result of the sale of three additional lots of Parcel 15. Income from the sale of investments in land and the cost of investments in land sold recorded for the three and six months ended June 30, 1996 is a result of the prepayment of a mortgage loan receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. The increase in rental income for the three and six months ended June 30, 1997, as compared to three and six months ended June 30, 1996, is primarily due to the under-accrual of rental income in 1996.

Interest income decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in legal and accounting services related to the increase in sales activity within the Partnership. Professional services to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in outside legal services.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due primarily to increases in investor services expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to increases in postage and the Illinois Replacement Tax paid in 1997.

Marketing expenses to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in maintenance and real estate tax expenses of the Partnership's land investments.






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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997