Form 10-Q
period 1997-09-30
INLAND LAND APPRECIATION FUND LP
filed 1997-11-13
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1997

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

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $    36,588        89,672
  Accounts and accrued interest receivable........      45,713          -
  Other current assets............................       3,292         2,330
                                                   ------------  ------------
    Total current assets..........................      85,593        92,002
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,460,759 and $1,464,852 at September 30,
  1997 and December 31, 1996, respectively)
  (Notes 1, 2 and 3)..............................  30,389,570    28,676,326
                                                   ------------  ------------
Total assets...................................... $30,495,078    28,788,243
                                                   ============  ============



























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    24,634        82,373
  Accrued real estate taxes.......................      35,808        48,117
  Due to Affiliates (Notes 2 and 5)...............     621,676       149,376
  Notes payable to Affiliate (Note 5).............   5,951,874     2,801,635
  Unearned income.................................        -           23,239
                                                   ------------  ------------
Total current liabilities.........................   6,633,992     3,104,740
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     165,414       167,675
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        12,171        14,432
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,629.25 and 29,659.25 Units outstanding at
      September 30, 1997 and December 31, 1996,
      respectively (net of offering costs
      of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,900,396    25,926,243
    Cumulative net income.........................   3,944,739     3,889,232
    Cumulative cash distributions.................  (5,996,220)   (4,146,404)
                                                   ------------  ------------
                                                    23,848,915    25,669,071
                                                   ------------  ------------
    Total Partners' capital.......................  23,861,086    25,683,503
                                                   ------------  ------------
Total liabilities and Partners' capital........... $30,495,078    28,788,243
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Land sales (Notes 1 and 3)....... $ 116,517    159,624    418,074    218,741
  Rental income (Note 4)...........    60,033     82,944    181,819    175,841
  Interest income..................        61      1,738        209     10,235
  Other income.....................      -           149      5,000        179
                                    ---------- ---------- ---------- ----------
                                      176,611    244,455    605,102    404,996
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of land sold................    42,464    120,389    138,701    143,174
  Professional services to
    Affiliates.....................    11,800     13,149     37,300     26,713
  Professional services to
    non-affiliates.................       339        789     46,652     28,253
  General and administrative
    expenses to Affiliates.........     5,567     11,636     21,050     25,098
  General and administrative
    expenses to non-affiliates.....     2,724      2,852     18,442     13,649
  Marketing expenses to Affiliates.    30,300     16,541    105,587     43,593
  Marketing expenses to
    non-affiliates.................    24,944      3,079     85,988     21,640
  Land operating expenses to
    Affiliates.....................    14,107     13,781     42,347     42,708
  Land operating expenses to
    non-affiliates.................    28,568     16,473     55,789     40,196
                                    ---------- ---------- ---------- ----------
                                      160,813    198,689    551,856    385,024
                                    ---------- ---------- ---------- ----------
  Net income....................... $  15,798     45,766     53,246     19,972
                                    ========== ========== ========== ==========












                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Net income (loss) allocated to:
  General Partner.................. $    (582)        65     (2,261)      (556)
  Limited Partners.................    16,380     45,701     55,507     20,528
                                    ---------- ---------- ---------- ----------
Net income......................... $  15,798     45,766     53,246     19,972
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $    (582)        65     (2,261)      (556)
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,629.24 and 29,712.61 for the
  three months ended September 30,
  1997 and 1996, and 29,642.43 and
  29,759.51 for the nine months
  ended September 30, 1997 and
  1996, respectively).............. $     .55       1.54       1.87        .69
                                    ========== ========== ========== ==========



















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    53,246        19,972
  Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
    Gain on sale of land..........................    (279,373)      (75,567)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (45,713)      (38,549)
      Other current assets........................        (962)       (1,576)
      Accounts payable............................     (57,739)      (58,635)
      Accrued real estate taxes..................      (12,309)      (11,766)
      Due to Affiliates...........................     472,300        75,920
      Unearned income.............................     (23,239)      (15,987)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     106,211      (106,188)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land................  (1,851,945)   (1,390,504)
  Principal payments collected on mortgage
    loans receivable..............................        -           37,952
  Proceeds from disposition of land investments...     418,074       212,434
                                                   ------------  ------------
Net cash used in investing activities.............  (1,433,871)   (1,140,118)
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (1,849,816)         -
  Proceeds from notes payable to Affiliate, net...   3,150,239       752,158
  Repurchase of Limited Partnership Units.........     (25,847)      (74,949)
                                                   ------------  ------------
Net cash provided by financing activities.........   1,274,576       677,209
                                                   ------------  ------------
Net decrease in cash and cash equivalents........      (53,084)     (569,097)
Cash and cash equivalents at beginning of period..      89,672       626,942
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    36,588         57,845
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 1997, the Partnership has repurchased a total of 371.75 Units for $332,490 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1997, the Partnership has not recognized any such impairment.

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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $74,818 and $40,569 were unpaid as of September 30, 1997 and December 31, 1996, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $42,347 and $42,708 have been incurred for the nine months ended September 30, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $42,347 and $14,066 were unpaid as of September 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $105,587 and $43,593 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1997 and 1996, respectively, of which $135,307 and $30,091 were unpaid as of September 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $72,365 and $58,347 were unpaid as of September 30, 1997 and December 31, 1996, respectively.

                                                  INLAND LAND APPRECIATION FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investments in Land and Improvements
                                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of      Costs of    Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to   Property     Parcels at    on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition      Sold         9/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ----------- ------------- -----------
 1       Kendall   84.7360  01/19/89 $   423,680       61,625      485,305      4,517,504      280,587     4,722,222        -
                   (3.52)   12/24/96

 2       McHenry  223.4121  01/19/89     650,000       95,014      745,014         21,171      611,505       154,680        -
                 (183.3759) 12/27/90

 3       Kendall   20.0000  02/09/89     189,000       13,305      202,305           -         202,305          -           -
                  (20.0000) 05/08/90

 4       Kendall   69.2760  04/18/89     508,196       38,126      546,322         37,687      235,275       348,734        -
                    (.4860) 02/28/91
                  (27.5750) 08/25/95

 5   Kendall (a)  372.2230  05/03/89   2,532,227      135,943    2,668,170         25,839      160,313     2,533,696        -
                   (Option) 04/06/90

 6   Kendall (b)   78.3900  06/21/89     416,783       31,691      448,474        175,856         -          624,330        -

 7   Kendall (b)   77.0490  06/21/89      84,754        8,163       92,917        160,557         -          253,474        -

 8   Kendall (b)    5.0000  06/21/89      60,000        5,113       65,113           -          65,113          -           -
                   (5.0000) 10/06/89

 9   McHenry (b)   51.0300  08/07/89     586,845       22,482      609,327            745         -          610,072        -

10   McHenry (b)  123.9400  08/07/89      91,939        7,224       99,163            600       99,763          -           -
                 (123.9400) 12/06/89

11   McHenry (b)   30.5920  08/07/89     321,216       22,641      343,857          5,539         -          349,396        -

12       Kendall   90.2710  10/31/89     907,389       41,908      949,297            529        7,456       942,370        -
                    (.7090) 04/26/91

13       McHenry   92.7800  11/07/89     251,306       19,188      270,494          3,092        6,136       267,450      19,674
                   (2.0810) 09/18/97

14       McHenry   76.2020  11/07/89     419,111       23,402      442,513         42,853         -          485,366        -

15          Lake   84.5564  01/03/90   1,056,955       85,283    1,142,238      1,437,389      397,079     2,182,548     259,699
                  (10.5300) Var 1996
                   (4.2780) Var 1997 ------------ ------------ ------------ --------------- ----------- ------------- -----------

      Subtotal                         8,499,401      611,108    9,110,509      6,429,361     2,065,532   13,474,338      279,373


                                     -10-



                                                        INLAND LAND APPRECIATION FUND, L.P.
                                                              (a limited partnership)

                                                           Notes to Financial Statements
                                                                    (continued)



(3) Investments in Land and Improvements (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of       Costs of    Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to   Property      Parcels at    on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition      Sold         9/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------- -----------
        Subtotal                       8,499,401      611,108    9,110,509      6,429,361    2,065,532    13,474,338     279,373

16  Kane/Kendall   72.4187  01/29/90   1,273,537       55,333    1,328,870         77,928         -        1,406,798        -

17       McHenry   99.9240  01/29/90     739,635       61,038      800,673        290,986         -        1,091,659        -

18       McHenry   71.4870  01/29/90     496,116       26,259      522,375         19,440       11,109       530,706        -
                   (1.0000) Var 1990
                    (.5200) 03/11/93

19       McHenry   63.6915  02/23/90     490,158       29,158      519,316          6,961         -          526,277        -

20          Kane  224.1480  02/28/90   2,749,800      183,092    2,932,892        345,570        3,651     3,274,811        -
                    (.2790) 10/17/91

21       Kendall  172.4950  03/08/90   1,327,459       75,822    1,403,281        761,183         -        2,164,464        -

22       McHenry  254.5250  04/11/90   2,608,881      136,559    2,745,440         28,577         -        2,774,017        -

23       Kendall  140.0210  05/08/90   1,480,000      116,240    1,596,240        570,956    1,196,909       970,287        -
                   (4.4100) Var 1993
                  (35.8800) Var 1994
                   (3.4400) Var 1995

24       Kendall  298.4830  05/23/90   1,359,774       98,921    1,458,695         18,956       83,663     1,393,988        -
                  (12.4570) 05/25/90
                   (4.6290) 04/01/96

25          Kane  225.0000  06/01/90   2,600,000      168,778    2,768,778         13,447         -        2,782,225        -
                                     ------------ ------------ ------------ -------------- ------------ ------------- -----------
                                     $23,624,761    1,562,308   25,187,069      8,563,365    3,360,864    30,389,570     279,373
                                     ============ ============ ============ ============== ============ ============= ===========

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


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

(c) Reconciliation of real estate owned:

                                          1997               1996
                                      ------------       ------------
    Balance at January 1,............ $28,676,326         24,846,973
    Additions during period..........   1,851,945          4,397,239
    Sales during period..............     138,701            567,886
                                      ------------       ------------
    Balance at end of period......... $30,389,570         28,676,326
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,110 acres of the approximately 2,660 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(5)  Notes Payable to Affiliate

On May 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $1,000,000 to be used specifically for the pre-development improvements on Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but has been extended to November 1, 1997 at the same interest rate. Loan extension fees totaled $880. As of September 30, 1997, the balance of this note was $297,399. For the nine months ended September 30, 1997, interest of $28,690 was capitalized, of which $16,171 and $3,942 was unpaid as of September 30, 1997 and December 31, 1996, respectively. For the nine months ended September 30, 1997, loan fees paid to the General Partner totaled $791, all of which have been paid and included in investment in land and improvements.

On June 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $3,000,000 to be used specifically for the pre-development improvements on Parcel 1. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and Net Sales Proceeds from Parcel 1 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but has been extended to November 1, 1997 at the same interest rate. Loan extension fees totaled $12,530. As of September 30, 1997, the balance of this note was $2,672,990. For the nine months ended September 30, 1997, interest of $201,887 was capitalized, of which $201,887 and $0 was unpaid as of September 30, 1997 and December 31, 1996, respectively. For the nine months ended September 30, 1997, loan fees paid to the General Partner totaled $5,670, all of which have been paid and included in investment in land and improvements.

On May 12, 1997, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $744,000 to be used specifically for the pre-development improvements on Parcel
21. The note accrues interest at 9.625% and has a maturity date of May 12, 1998. Interest-only payments on this note are due quarterly and the loan may be prepaid at any time without penalty. As of September 30, 1997, the balance of this note was $553,463. For the nine months ended September 30, 1997, interest of $13,447 was capitalized, of which $5,824 and $0 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


Additionally, Inland Real Estate Investment Corporation loaned the Partnership $2,428,023. Net sales proceeds totaling $1,849,826 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrues interest at 10%. For the nine months ended September 30, 1997, interest of $73,963 was capitalized, of which $72,957 and $2,361 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 1997, the Partnership has had multiple sales transactions, through which it has disposed of approximately 442 acres of the approximately 3,102 acres originally owned. As of September 30, 1997, cumulative distributions to the Limited Partners have totaled $5,996,220 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through September 30, 1997, the Partnership has used $8,563,365 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1997, the Partnership owns, in whole or in part, twenty-two of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1997, the Partnership had cash and cash equivalents of $36,588. The Unit Repurchase Program has approximately $61,400 remaining for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

Net sales proceeds totaling $1,849,826 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. This note accrues interest at 10% and will be repaid with future net sales proceeds as parcels are sold. On July 7, 1997, the Partnership distributed these net sales proceeds to the Limited Partners resulting in cumulative distributions of $5,996,220.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1, zoned with a preliminary plan approved by the Village of Oswego, has improvements underway and sites are being marketed. Of the 199 single-family lots, 75 lots are under contract with a homebuilder, of which the first 15 lots closed on December 24, 1996 (see Note 3 of the Notes to Financial Statements.) Parcels 4, 6 and 7 have completed improvements for an industrial park and sites are being marketed. Parcel 15, zoned and annexed to the Village of Hawthorn Woods, also has improvements underway and sites are being marketed. Of the forty lots, ten lots were sold to individuals during 1996 and 1997 (see Note 3 of the Notes to Financial Statements.) Parcels 16, 21 and 23 have been zoned with development and sales marketing underway.

Results of Operations

As of September 30, 1997, the Partnership owned twenty-two parcels of land consisting of approximately 2,660 acres. Of the 2,660 acres owned, approximately 2,110 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Land sales income and cost of land sold for the three and nine months ended September 30, 1997 is a result of the sale of four additional lots of Parcel 15 and the sale of 2.081 acres of Parcel 13. Land sales income and cost of land sold for the three and nine months ended September 30, 1996 is the result of the sale of 4.629 acres of Parcel 24, the sale of 5.677 acres (Lots 1 and 2) of Parcel 15 and the prepayment of a mortgage loan receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. The increase in rental income for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is due to the annual increase in lease amounts from tenants. This increase is partially offset by a decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments.

Interest income decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to Affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to increases in legal and accounting services related to the increase in sales activity within the Partnership. Professional services to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in outside legal services.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to decreases in supplies, postage and data processing expenses. This decrease was partially offset by an increase in investor services expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in the Illinois Replacement Tax paid in 1997.

Marketing expenses to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in maintenance expenses of the Partnership's land investments.






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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997