Form 10-K
period 1997-12-31
INLAND LAND APPRECIATION FUND LP
filed 1998-03-26
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----

  Item  1. Business.......................................................  3

  Item  2. Properties.....................................................  5

  Item  3. Legal Proceedings..............................................  5

  Item  4. Submission of Matters to a Vote of Security Holders............  5


                                    Part II
                                    -------

  Item  5. Market for Partnership's Limited Partnership Units
            and Related Security Holder Matters...........................  6

  Item  6. Selected Financial Data........................................  7

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  8

  Item  8. Financial Statements and Supplementary Data.................... 11

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 29


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............. 29

  Item 11. Executive Compensation......................................... 34

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management.................................................... 35

  Item 13. Certain Relationships and Related Transactions................. 35


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K................................................... 36

  SIGNATURES.............................................................. 37

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, resulting in gross offering proceeds of $30,000,000, which does not include the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1997, the Partnership has repurchased a total of 371.75 Units for $332,490 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:
                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  -----------------
Parcel 1, Kendall County, Illinois          84.7360              01/19/89
                                            (3.5200         sold 12/24/96)
                                             (.3520         sold 11/25/97)
                                           (80.8640         sold 12/29/97)

Parcel 2, McHenry County, Illinois         223.4121              01/19/89
                                          (183.3759         sold 12/27/90)

Parcel 3, Kendall County, Illinois          20.0000              02/09/89
                                           (20.0000         sold 05/08/90)

Parcel 4, Kendall County, Illinois          69.2760              04/18/89
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

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  -----------------
Parcel 6, Kendall County, Illinois          78.3900              06/21/89

Parcel 7, Kendall County, Illinois          77.0490              06/21/89

Parcel 8, Kendall County, Illinois           5.0000              06/21/89
                                            (5.0000         sold 10/06/89)

Parcel 9, McHenry County, Illinois          51.0300              08/07/89

Parcel 10, McHenry County, Illinois        123.9400              08/07/89
                                          (123.9400         sold 12/06/89)

Parcel 11, McHenry County, Illinois         30.5920              08/07/89

Parcel 12, Kendall County                   90.2710              10/31/89
                                             (.7090         sold 04/26/91)

Parcel 13, McHenry County, Illinois         92.7800              11/07/89
                                            (2.0810         sold 09/18/97)

Parcel 14, McHenry County, Illinois         76.2020              11/07/89

Parcel 15, Lake County, Illinois            84.5564              01/03/90
                                           (10.5300         sold Var 1996)
                                            (5.4680         sold Var 1997)

Parcel 16, Kane/Kendall Counties,           72.4187              01/29/90
           Illinois

Parcel 17, McHenry County, Illinois         99.9240              01/29/90

Parcel 18, McHenry County, Illinois         71.4870              01/29/90
                                            (1.0000         sold Var 1990)
                                             (.5200         sold 03/11/93)

Parcel 19, McHenry County, Illinois         63.6915              02/23/90

Parcel 20, Kane County, Illinois           224.1480              02/28/90
                                             (.2790         sold 10/17/91)

Parcel 21, Kendall County, Illinois        172.4950              03/08/90

Parcel 22, McHenry County, Illinois        254.5250              04/11/90

Parcel 23, Kendall County, Illinois        140.0210              05/08/90
                                            (4.4100         sold Var 1993)
                                           (35.8800         sold Var 1994)
                                            (3.4400         sold Var 1995)

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  -----------------
Parcel 24, Kendall County, Illinois        298.4830              05/23/90
                                           (12.4570         sold 05/25/90)
                                            (4.6290         sold 04/01/96)

Parcel 25, Kane County, Illinois           225.0000              06/01/90

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased on an all-cash basis, twenty-five parcels of undeveloped land and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1997, the Partnership has had multiple sales transactions, through which it has disposed of approximately 527 acres of the approximately 3,102 acres originally owned.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

The Partnership has reviewed its current computer systems and does not anticipate any future costs or problems relating to the year 2000.


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

There were no matters submitted to a vote of security holders during 1997.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 3,313 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 17-18 of the Prospectus of the Partnership dated October 12, 1988, which is incorporated herein by reference. As of December 31, 1997, the Partnership had approximately $62,200 allocated for the repurchase of Units.

Item 6. Selected Financial Data


                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)



                            1997       1996       1995       1994       1993
                            ----       ----       ----       ----       ----
Total assets........... $28,057,898 28,788,243 25,575,833 25,507,940 26,490,788
                        =========== ========== ========== ========== ==========

Total income........... $ 6,438,303  1,348,095  1,017,740  1,649,345    525,180
                        =========== ========== ========== ========== ==========

Net income............. $   171,674    451,249    354,647    396,656     95,938
                        =========== ========== ========== ========== ==========

Net income (loss)
 allocated to the one
 General Partner Unit.. $   (1,726)      (822)       (82)        624        245
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit (b). $      5.85      15.20      11.90      13.27       3.20
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c)............... $     62.41       -         12.36      45.89       -
                        =========== ========== ========== ========== ==========

Weighted average Limited
  Partnership Units....   29,639.10  29,738.54  29,802.51  29,843.92  29,900.61
                        =========== ========== ========== ========== ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distributions per Unit data is based upon the weighted average number of Units outstanding.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 1997, the Partnership has had multiple sales transactions, through which it has disposed of approximately 527 acres of the approximately 3,102 acres originally owned. As of December 31, 1997, cumulative distributions to the Limited Partners have totaled $5,996,219 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through December 31, 1997, the Partnership has used $9,730,419 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1997, the Partnership owns, in whole or in part, twenty-one of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1997, the Partnership had cash and cash equivalents of $15,502. The Unit Repurchase Program has approximately $62,200 allocated for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

Net sales proceeds totaling $1,849,826 from Parcels 1, 4, 12, 15, 20, 23 and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. This note accrues interest at 10% and will be repaid with future net sales proceeds as parcels are sold. On July 7, 1997, the Partnership distributed these net sales proceeds to the Limited Partners resulting in cumulative distributions of $5,996,219.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed improvements for an industrial park and sites are being marketed. Parcel 15, zoned and annexed to the Village of Hawthorn Woods, also has improvements underway and sites are being marketed. Of the forty lots, eleven lots were sold to individuals during 1996 and 1997 (see Note 4 of the Notes to Financial Statements.) Parcels 16, 21 and 23 have been zoned with development and sales marketing underway. The Partnership sold the remaining acres of Parcel 1 on December 29, 1997 to an unaffiliated third-party (see Note 4 of the Notes to Financial Statements.)

Results of Operations

As of December 31, 1997, the Partnership owned twenty-one parcels of land consisting of approximately 2,575 acres. Of the 2,575 acres owned, approximately 2,110 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Land sales income and cost of land sold for the year ended December 31, 1997 is a result of the sale of the remaining acres of Parcel 1, the sale of five additional lots of Parcel 15 and the sale of 2.081 acres of Parcel 13. Land sales income and cost of land sold for the year ended December 31, 1996 is a result of the sale of 4.629 acres of Parcel 24, the sale of six lots of Parcel 15 totaling 10.53 acres, the sale of 15 lots of Parcel 1 totaling 3.52 acres, and the prepayments of the remaining mortgage loans receivable and recognition of deferred gain relating to the 1994 lot sales of Parcel 23. Land sales income and cost of land sold for the year ended December 31, 1995 is a result of the sale of the remaining three lots of Parcel 23 totaling 3.44 acres and the sale of 27.575 acres of Parcel 4.

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from this sale.

The decrease in rental income for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, is due to the decrease of tillable acres and an overall decrease of the land portfolio as a result of land sales and pre-development. This decrease was partially offset by the annual increase in lease amounts from tenants. The decrease in land operating expenses to Affiliates for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, is due to the decrease in asset management fees due to the General Partner as a result of land sales. The increase in land operating expenses to non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to an increase in maintenance expenses of the Partnership's land investments. The decrease in land operating expenses to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is primarily due to decreases in real estate taxes and insurance.

Interest income decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on the Partnership's land investments.

Professional services to Affiliates and non-affiliates increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to increases in legal and accounting services related to the increase in sales activity within the Partnership.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to decreases in postage and data processing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in the Illinois Replacement Tax paid in 1997. General and administrative expenses to non-affiliates had decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to a decrease in the Illinois Replacement Tax paid in 1996.

Marketing expenses to Affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, and decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the timing of expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, and increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the timing of advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

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

Item 8.  Financial Statements and Supplementary Data



                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----



                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................   12

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................   13

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995.....................................   15

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995.....................................   17

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995.....................................   18

  Notes to Financial Statements..........................................   20


Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
February 4, 1998

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996


                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $    15,502        89,672
  Accounts and accrued interest receivable........       1,361          -
  Current portion of mortgage loans
    receivable (Note 6)...........................     575,000          -
  Other current assets............................       2,241         2,330
                                                   ------------  ------------
Total current assets..............................     594,104        92,002
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
    portion (Note 6)..............................   1,595,089          -
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,430,329 and $1,464,852 at December 31,
  1997 and 1996, respectively) (Notes 3 and 4)....  25,848,790    28,676,326
                                                   ------------  ------------
Total assets...................................... $28,057,898    28,788,243
                                                   ============  ============
























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)
                          December 31, 1997 and 1996


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    25,185        82,373
  Accrued real estate taxes.......................      47,889        48,117
  Due to Affiliates (Notes 3 and 7)...............     595,655       149,376
  Notes payable to Affiliate (Note 7).............   3,283,471     2,801,635
  Unearned income.................................      19,278        23,239
                                                   ------------  ------------
Total current liabilities.........................   3,971,478     3,104,740

Deferred gain on sale (Note 6)....................     106,905          -

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     165,949       167,675
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        12,706        14,432
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,629.25 and 29,659.25 outstanding at
      December 31, 1997 and 1996, respectively
      (net of offering costs of $3,768,113, of
      which $1,069,764 was paid to Affiliates)....  25,900,396    25,926,243
    Cumulative net income.........................   4,062,632     3,889,232
    Cumulative cash distributions.................  (5,996,219)   (4,146,404)
                                                   ------------  ------------
                                                    23,966,809    25,669,071
                                                   ------------  ------------
Total Partners' capital...........................  23,979,515    25,683,503
                                                   ------------  ------------
Total liabilities and Partners' capital........... $28,057,898    28,788,243
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Income:
  Land sales (Note 4)............... $ 6,190,802     1,101,329       691,990
  Rental income (Note 5)............     241,853       235,458       255,956
  Interest income...................         348        11,129        69,794
  Other income......................       5,300           179          -
                                     ------------  ------------  ------------
                                       6,438,303     1,348,095     1,017,740
                                     ------------  ------------  ------------
Expenses:
  Cost of land sold.................   5,846,535       567,886       329,165
  Professional services to
    Affiliates......................      47,558        45,673        31,791
  Professional services to
    non-affiliates..................      46,652        32,627        25,549
  General and administrative
    expenses to Affiliates..........      29,694        29,644        32,144
  General and administrative
    expenses to non-affiliates......      19,838        15,674        18,997
  Marketing expenses
    to Affiliates...................     123,333        57,870        84,033
  Marketing expenses to
    non-affiliates..................      19,797        35,228        21,664
  Land operating expenses to
    Affiliates......................      55,279        56,774        57,216
  Land operating expenses to
    non-affiliates..................      77,943        55,470        62,534
                                     ------------  ------------  ------------
                                       6,266,629       896,846       663,093
                                     ------------  ------------  ------------
Net income.......................... $   171,674       451,249       354,647
                                     ============  ============  ============













                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Net income (loss) allocated (Note 2):
  General Partner................... $    (1,726)         (822)          (82)
  Limited Partners..................     173,400       452,071       354,729
                                     ------------  ------------  ------------
Net income.......................... $   171,674       451,249       354,647
                                     ============  ============  ============

Net loss allocated to
  the one General Partner Unit...... $    (1,726)         (822)          (82)
                                     ============  ============  ============

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,639.10, 29,738.54 and 29,802.51
  for the years ended December 31,
  1997, 1996 and 1995, respectively) $      5.85         15.20         11.90
                                     ============  ============  ============
























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                        General      Limited
                                        Partner      Partners       Total
                                     ------------  ------------  ------------
Balance at January 1, 1995.......... $    15,336    25,362,698    25,378,034

Net income (loss)...................         (82)      354,729       354,647
Distributions to Partners ($12.36 per
  weighted average Limited Partnership
  Units of 29,802.51) (Note 2)......        -         (368,325)     (368,325)
Repurchase of Limited Partnership
  Units.............................        -          (17,516)      (17,516)
                                     ------------  ------------  ------------
Balance at December 31, 1995........      15,254    25,331,586    25,346,840

Net income (loss)...................        (822)      452,071       451,249
Distributions to Partners (Note 1)..        -               (9)           (9)
Repurchase of Limited Partnership
  Units.............................        -         (114,577)     (114,577)
                                     ------------  ------------  ------------
Balance at December 31, 1996........      14,432    25,669,071    25,683,503

Net income (loss)...................      (1,726)      173,400       171,674
Distributions to Partners ($62.41 per
  weighted average Limited Partnership
  Units of 29,639.10) (Note 2)......        -       (1,849,815)   (1,849,815)
Repurchase of Limited Partnership
  Units.............................        -          (25,847)      (25,847)
                                     ------------  ------------  ------------
Balance at December 31, 1997........ $    12,706    23,966,809    23,979,515
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $   171,674       451,249       354,647
  Adjustments to reconcile net income
      to net cash provided by (used
      in) operating activities:
    Gain on sale of land............    (344,267)     (533,443)     (362,825)
    Changes in assets and liabilities:
      Accounts and accrued interest
       receivable...................      (1,361)        7,224        10,708
      Other current assets..........          89        (1,165)          (89)
      Other assets..................        -             -          (19,915)
      Accounts payable..............     (57,188)      (49,399)         (172)
      Accrued real estate taxes.....        (228)          384         4,704
      Due to Affiliates.............     446,279       135,521        13,289
      Unearned income...............      (3,961)        2,532        (2,274)
      Other current liabilities.....        -             -             (300)
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............     211,037        12,903        (2,227)
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected on
    mortgage loans receivable.......        -           73,614        40,997
  Additions to investments in land
    and improvements................  (3,018,999)   (4,397,239)     (975,495)
  Proceeds from disposition of
    investments in land and
    improvements....................     802,103     1,086,403       681,566
Net cash flow used in investing      ------------  ------------  ------------
  activities........................  (2,216,896)   (3,237,222)     (252,932)
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................     (25,847)     (114,577)      (17,516)
  Proceeds from notes payable to
    Affiliate, net..................   3,807,351     2,801,635          -
  Cash distributions................  (1,849,815)           (9)     (368,325)
Net cash flow provided by (used in)  ------------  ------------  ------------
  financing activities..............   1,931,689     2,687,049      (385,841)
                                     ------------  ------------  ------------





                See accompanying notes to financial statements.

                        INLAND LAND APPRECIATION FUND, L.P.
                              (a limited partnership)

                             Statements of Cash Flows
                                    (continued)

               For the years ended December 31, 1997, 1996 and 1995

                                         1997          1996          1995
                                         ----          ----          ----
Net decrease in cash and cash
  equivalents....................... $   (74,170)     (537,270)     (641,000)
Cash and cash equivalents at
  beginning of year.................      89,672       626,942     1,267,942
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $    15,502        89,672       626,942
                                     ============  ============  ============



Supplemental schedule of non-cash investing and financing activities:


                                         1997          1996          1995
                                         ----          ----          ----
  Mortgage loans receivable......... $(2,170,089)         -             -
  Reduction in investments in land
    and improvements................   5,846,535          -             -
  Gain on sale of land..............     344,267          -             -
  Assumption of note payable to
    Affiliate.......................  (3,325,515)         -             -
  Deferred gain on sale.............     106,905          -             -
  Proceeds from disposition of       ------------  ------------  ------------
    investments in land and
    improvements.................... $   802,103          -             -
                                     ============  ============  ============



















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1997, the Partnership has repurchased a total of 371.75 Units for $332,490 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1997 and 1996, the Partnership has not recognized any such impairment.

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

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                        1997                     1996
                             ------------------------- ------------------------
                                               Tax                      Tax
                                 GAAP         Basis       GAAP         Basis
                                 Basis     (unaudited)    Basis     (unaudited)
                             ------------ ------------ ----------- ------------
  Total assets.............. $28,057,898   31,826,012   28,788,243  32,556,357

  Partners' capital:
    General Partner.........      12,706       15,259       14,432      16,094
    Limited Partners........  23,966,809   27,732,370   25,669,071  29,435,522

  Net income (loss):
    General Partner.........      (1,726)        (836)        (822)        527
    Limited Partners........     173,400      172,510      452,071     689,992

  Net income per Limited
    Partnership Unit, basic
    and diluted.............        5.85         5.82        15.20       23.20


The net income per Unit, basic and diluted, is based upon the weighted average number of Units of 29,639.10 and 29,738.54 during 1997 and 1996, respectively.

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $90,278 and $40,569 was unpaid as of December 31, 1997 and 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $55,279, $56,774 and $57,216 have been incurred for the years ended December 31, 1997, 1996 and 1995, respectively, of which $55,279 and $14,066 was unpaid as of December 31, 1997 and 1996, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $123,333, $57,870 and $84,033 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1997, 1996 and 1995, respectively, of which $151,908 and $30,091 was unpaid as of December 31, 1997 and 1996, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $233,540 and $118,765 have been incurred for the years ended December 31, 1997 and 1996, respectively, and are included in investments in land, of which $113,878 and $58,347 was unpaid as of December 31, 1997 and 1996, respectively.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(4) Investments in Land and Improvements

                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        12/31/97   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -          6,032
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         21,538      611,505       155,047        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         49,408      235,275       360,455        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170         26,288      160,313     2,534,145        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        187,301         -          635,775        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        172,438         -          265,355        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          1,893         -          611,220        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          6,292         -          350,149        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          1,034        7,456       942,875        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          4,105        6,136       268,463      19,674
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         43,470         -          485,983        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,486,450      437,606     2,191,082     318,561
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997  ------------ ------------ ------------ -------------- ------------ ------------ ------------

        Subtotal                       $ 8,499,401      611,108    9,110,509      7,463,406    7,773,366     8,800,549     344,267




                                                                   -24-


                                     -24-



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
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        12/31/97   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

       Subtotal                        $ 8,499,401      611,108    9,110,509      7,463,406    7,773,366    8,800,549    344,267

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870         88,431         -       1,417,301       -

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        298,509         -       1,099,182       -

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         20,418       11,109      531,684       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          7,646         -         526,962       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        352,185        3,651    3,281,426       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281        864,077         -       2,267,358       -

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         29,430         -       2,774,870       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        573,801    1,196,909      973,132       -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         19,068       83,663    1,394,100       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         13,448         -       2,782,226       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ ----------
                                       $23,624,761    1,562,308   25,187,069      9,730,419    9,068,698   25,848,790    344,267
                                       ============ ============ ============ ============== ============ ============ ==========














                                                                   -25-

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

(c) Reconciliation of investments in land and improvements owned:

                                          1997               1996
                                          ----               ----
    Balance at January 1,...........  $28,676,326         24,846,973
    Additions during year...........    3,018,999          4,397,239
    Sales during year...............    5,846,535            567,886
                                      ------------       ------------
    Balance at December 31,.........  $25,848,790         28,676,326
                                      ============       ============

(d) The aggregate cost of investments in land and improvements owned at December 31, 1997 for Federal income tax purposes was approximately $25,850,000 (unaudited).


(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,110 acres of the approximately 2,575 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(6) Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $2,170,089 mortgage loan receivable received, $575,000 accrues interest at 9% per annum and has a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, is due. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due.


(7) Notes Payable to Affiliate

On May 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $1,000,000 to be used specifically for the pre-development improvements on Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but has been extended to February 1, 1998 at the same interest rate. As of December 31, 1997, the balance of this note was $201,778. For the years ended December 31, 1997 and 1996, interest of $36,579 and $26,817 was capitalized, of which $20,292 and $3,942 was unpaid as of December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, loan fees incurred and paid to the General Partner totaled $791 and are included in investment in land and improvements. For the year ended December 31, 1997, loan extension fees incurred and paid to the General Partner totaled $1,250 and are included in investment in land and improvements.

On June 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $3,000,000 to be used specifically for the pre-development improvements on Parcel 1. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and Net Sales Proceeds from Parcel 1 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but had been extended to February 1, 1998 at the same interest rate. With the sale of the remaining acres of Parcel 1 on December 29, 1997, the buyer assumed this note which had a balance of $3,325,515 at that time. For the years ended December 31, 1997 and 1996, interest of $288,866 and $44,092 was capitalized, none of which is unpaid. For the year ended December 31, 1997, loan fees incurred and paid to the General Partner totaled $13,790 and are included in investment in land and improvements. For the year ended December 31, 1997, loan extension fees incurred and paid to the General Partner totaled $21,280 and are included in investment in land and improvements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


On May 12, 1997, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $744,000 to be used specifically for the pre-development improvements on Parcel
21. The note accrues interest at 9.625% and has a maturity date of May 12, 1998. Interest-only payments on this note are due quarterly and the loan may be prepaid at any time without penalty. As of December 31, 1997, the balance of this note was $601,293. For the year ended December 31, 1997, interest of $29,170 was capitalized, of which $29,170 was unpaid as of December 31, 1997.

As of December 31, 1997, Inland Real Estate Investment Corporation has made loans to the Partnership totaling $2,480,400. Net sales proceeds totaling $1,849,815 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrues interest at 10% per annum and has a maturity date of January 1, 1999. For the year ended December 31, 1997 and 1996, interest of $135,859 and $2,361 was capitalized, of which $134,850 and $2,361 was unpaid as of December 31, 1997 and December 31, 1996, respectively.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1997.


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

    DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for their expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1997, such costs were $77,252, of which $90,278 was unpaid as of December 31, 1997.

The General Partner is entitled to receive an Asset Management Fee equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1997, the Partnership incurred $55,279 in Asset Management Fees, of which $55,279 was unpaid.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1997, the Partnership incurred $123,333 of such costs, of which $151,908 was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1997, the Partnership incurred $233,540 of such costs, of which $113,878 was unpaid, and included in the investments in land and improvements. As of December 31, 1997, notes payable to Affiliate totaled $3,283,471. For the year ended December 31, 1997, interest of $490,474 was capitalized, of which $184,312 was unpaid as of December 31, 1997. The Partnership is required to pay a 1% loan fee to the General Partner on lines of credit as money is funded. For the year ended December 31, 1997, loan fees paid to the General Partner totaled $13,572, all of which have been paid and included in investment in land and improvements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

  (b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                Amount and Nature
                                 of Beneficial              Percent
       Title of Class           Ownership                   of Class
       --------------         -------------------        -------------
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

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The financial statements listed in the index at page 11 of this Annual Report are filed as part of this Annual Report.

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


  (d) Reports on Form 8-K:

      None.


No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND LAND APPRECIATION FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998