Form 10-Q
period 1998-03-31
INLAND LAND APPRECIATION FUND LP
filed 1998-05-15
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------

                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $     1,323        15,502
  Accounts and accrued interest receivable
    (Note 5)......................................      60,185         1,361
  Current portion of mortgage loans
    receivable (Note 5)...........................     575,000       575,000
  Other current assets............................       1,214         2,241
                                                   ------------  ------------
Total current assets..............................     637,722       594,104

Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
  portion (Note 5)................................   1,595,089     1,595,089
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,428,449 and $1,430,329 at March 31, 1998
  and December 31, 1997, respectively (Notes 1,
  2 and 3)........................................  26,055,926    25,848,790
                                                   ------------  ------------
Total assets...................................... $28,308,652    28,057,898
                                                   ============  ============





















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    16,976        25,185
  Accrued real estate taxes.......................      59,153        47,889
  Due to Affiliates (Note 2)......................     649,830       595,655
  Notes payable to Affiliate (Note 6).............   3,328,304     3,283,471
  Unearned income.................................      41,140        19,278
                                                   ------------  ------------
Total current liabilities.........................   4,095,403     3,971,478

Deferred gain on sale (Note 5)....................     106,905       106,905

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     165,845       165,949
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        12,602        12,706
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,629.25 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764
      was paid to Affiliates).....................  25,900,396    25,900,396
    Cumulative net income.........................   4,189,565     4,062,632
    Cumulative cash distributions.................  (5,996,219)   (5,996,219)
                                                   ------------  ------------
                                                    24,093,742    23,966,809
                                                   ------------  ------------
Total Partners' capital...........................  24,106,344    23,979,515
                                                   ------------  ------------
Total liabilities and Partners' capital........... $28,308,652    28,057,898
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
Income:                                                ----          ----
  Land sales (Notes 1 and 3)...................... $   228,480       301,557
  Rental income (Note 4)..........................      59,432        58,363
  Interest income.................................      49,763           148
  Other income....................................       1,000          -
                                                   ------------  ------------
                                                       338,675       360,068
                                                   ------------  ------------
Expenses:
  Cost of land sold...............................      91,233        96,237
  Professional services to Affiliates.............      11,300        19,228
  Professional services to non-affiliates.........      28,769        26,306
  General and administrative expenses to
    Affiliates....................................       7,902         8,436
  General and administrative expenses to
    non-affiliates................................       3,910        10,679
  Marketing expenses to Affiliates................      27,327        47,030
  Marketing expenses to non-affiliates............       7,429        28,225
  Land operating expenses to Affiliates...........      13,786        14,129
  Land operating expenses to non-affiliates.......      20,190        13,524
                                                   ------------  ------------
                                                       211,846       263,794
                                                   ------------  ------------
Net income........................................ $   126,829        96,274
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (104)       (1,090)
  Limited Partners................................     126,933        97,364
                                                   ------------  ------------
Net income........................................ $   126,829        96,274
                                                   ============  ============

Net loss allocated to the one General
  Partner Unit.................................... $      (104)       (1,090)
                                                   ============  ============

Net income per Unit, basic and diluted, allocated
  to Limited Partners per weighted average Limited
  Partner Units (29,629.24 and 29,659.24 for the
  three months ended March 31, 1998 and 1997,
  respectively)................................... $      4.28          3.28
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   126,829        96,274
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of land..........................    (137,247)     (205,320)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (58,824)      (11,233)
      Other current assets........................       1,027         1,143
      Accounts payable............................      (8,209)       45,028
      Accrued real estate taxes..................       11,264        12,158
      Due to Affiliates...........................      54,175       134,730
      Unearned income.............................      21,862        16,997
                                                   ------------  ------------
Net cash provided by operating activities.........      10,877        89,777
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land
    and improvements..............................    (298,370)     (632,933)
  Proceeds from disposition of investments in
    land and improvements.........................     228,481       301,557
                                                   ------------  ------------
Net cash used in investing activities.............     (69,889)     (331,376)
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        -             (111)
  Proceeds from notes payable to Affiliate, net...      44,833       153,029
                                                   ------------  ------------
Net cash provided by financing activities.........      44,833       152,918
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (14,179)      (88,681)
Cash and cash equivalents at beginning of period..      15,502        89,672
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $     1,323           991
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 1998, the Partnership has repurchased a total of 371.75 Units for $332,490 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1998, the Partnership has not recognized any such impairment.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $103,876 and $90,278 were unpaid as of March 31, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $13,786 and $14,129 have been incurred for the three months ended March 31, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates, of which $69,065 and $55,279 were unpaid as of March 31, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $27,327 and $47,030 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1998 and 1997, respectively, of which $116,769 and $151,908 were unpaid as of March 31, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $118,436 and $113,878 were unpaid as of March 30, 1998 and December 31, 1997, respectively.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(3) Investments in Land and Improvements
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        3/31/98    Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -           -
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         21,538      611,505       155,047        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         54,301      235,275       365,348        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170         26,288      160,313     2,534,145        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        192,110         -          640,584        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        177,281         -          270,198        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          1,893         -          611,220        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          6,292         -          350,149        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          1,034        7,456       942,875        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          4,105        6,136       268,463        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         43,470         -          485,983        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,622,125      505,330     2,259,033     125,032
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                   (1.0960)  Var 1998
                                       ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                       $ 8,499,401      611,108    9,110,509      7,613,626    7,841,090     8,883,045     125,032




                                      -9-



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
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        3/31/98    Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

       Subtotal                        $ 8,499,401      611,108    9,110,509      7,613,626    7,841,090    8,883,045    125,032

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        121,955         -       1,450,825       -

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        315,469         -       1,116,142       -

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         20,442       11,109      531,708       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          7,646         -         526,962       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        365,985        3,651    3,295,226       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281        934,735       23,509    2,314,507     12,215
                  (1.7968)   03/27/98

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         30,760         -       2,776,200       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        585,627    1,196,909      984,958       -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         19,093       83,663    1,394,125       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         13,450         -       2,782,228       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ ----------
                                       $23,624,761    1,562,308   25,187,069     10,028,788    9,159,931   26,055,926    137,247
                                       ============ ============ ============ ============== ============ ============ ==========



                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                          1998               1997
                                      ------------       ------------
    Balance at January 1,............ $25,848,790         28,676,326
    Additions during period..........     298,370          3,018,999
    Sales during period..............     (91,234)        (5,846,535)
                                      ------------       ------------
    Balance at end of period......... $26,055,926         25,848,790
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,070 acres of the approximately 2,572 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(5)  Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $2,170,089 mortgage loan receivable received, $575,000 accrues interest at 9% per annum and has a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, is due. As of March 31, 1998, accrued interest totaled $13,186. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of March 31, 1998, accrued interest totaled $36,578.


(6)  Notes Payable to Affiliate

On May 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $1,000,000 to be used specifically for the pre-development improvements on Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but had been extended to January 1, 1999 at the same interest rate. As of March 31, 1998, the balance of this note was $152,293. For the three months ended March 31, 1998, interest of $5,315 was capitalized, of which $335 and $20,292 was unpaid as of March 31, 1998 and December 31, 1997, respectively. For the three months ended March 31, 1998, loan fees incurred and paid to the General Partner totaled $324 and are included in investment in land and improvements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


On May 12, 1997, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $744,000 to be used specifically for the pre-development improvements on Parcel
21. The note accrues interest at 9.625% and has a maturity date of May 12, 1998. Interest-only payments on this note are due quarterly and the loan may be prepaid at any time without penalty. As of March 31, 1998, the balance of this note was $565,611. For the three months ended March 31, 1998, interest of $14,421 was capitalized, of which $43,591 and $29,170 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

As of March 31, 1998, Inland Real Estate Investment Corporation has made loans to the Partnership totaling $2,610,400. Net sales proceeds totaling $1,849,815 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrues interest at 10% per annum and has a maturity date of January 1, 1999. For the three months ended March 31, 1998, interest of $62,907 was capitalized, of which $197,758 and $134,850 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 1998, the Partnership has had multiple sales transactions, through which it has disposed of approximately 530 acres of the approximately 3,102 acres originally owned. As of March 31, 1998, cumulative distributions to the Limited Partners have totaled $5,996,219 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through March 31, 1998, the Partnership has used $10,028,788 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1998, the Partnership owns, in whole or in part, twenty-one of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 1998, the Partnership had cash and cash equivalents of $1,323. The Unit Repurchase Program has approximately $63,100 allocated for the repurchase of Units. There are currently no requests for repurchase, but the Partnership plans to replenish cash available for this program through future parcel sales. The Partnership has increased its parcel sales effort in anticipation of rising land values.

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

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. Parcel 15, zoned and annexed to the Village of Hawthorn Woods, also has improvements underway and sites are being marketed. Of the total forty lots, eleven lots were sold to individuals during 1996 and 1997 and two additional lots were sold to individuals during 1998 (see Note 3 of the Notes to Financial Statements.) Parcels 16, 21 and 23 have been zoned with development and sales marketing underway. Of the total ninety-six lots at Parcel 21, one lots was sold to an individual during March 1998 and two additional lots were sold to individuals during April 1998 (see Note 3 of the Notes to Financial Statements. The Partnership sold the remaining acres of Parcel 1 on December 29, 1997 to an unaffiliated third-party (see Note 3 of the Notes to Financial Statements.)

Results of Operations

As of March 31, 1998, the Partnership owned twenty-one parcels of land consisting of approximately 2,572 acres. Of the 2,572 acres owned, approximately 2,070 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Land sales income and cost of land sold for the three months ended March 31, 1998 is a result of the sale of two additional lots of Parcel 15 and the sale of one lot of Parcel 21. The increase in rental income for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to the annual increase in lease amounts from tenants. This increase is partially offset by a decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments.

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from this sale.

Interest income increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily as a result of the interest income earned on the mortgage loans receivable the Partnership received from the sale of the remaining approximately 81 acres of Parcel 1 on December 29, 1997. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from this sale.

Professional services to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to a decrease in legal services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in postage and data processing expenses. This decrease was partially offset by an increase in investor services expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in printing and state tax expenses.

Marketing expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in maintenance expenses of the Partnership's land investments.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.





                          PART II - Other Information

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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998