Form 10-Q
period 1998-06-30
INLAND LAND APPRECIATION FUND LP
filed 1998-08-11
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1998

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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   813,800        15,502
  Accounts and accrued interest receivable
    (Note 5)......................................     100,807         1,361
  Current portion of mortgage loans
    receivable (Note 5)...........................   3,135,749       575,000
  Other current assets............................       5,000         2,241
                                                   ------------  ------------
Total current assets..............................   4,055,356       594,104
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
  portion (Note 5)................................   2,876,892     1,595,089
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,354,285 and $1,430,329 at June 30, 1998
  and December 31, 1997, respectively) (Notes 1,
  2 and 3)........................................  21,565,145    25,848,790
                                                   ------------  ------------
Total assets...................................... $28,517,308    28,057,898
                                                   ============  ============
























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    20,175        25,185
  Accrued real estate taxes.......................      40,676        47,889
  Due to Affiliates (Note 2)......................     651,041       595,655
  Notes payable to Affiliate (Note 6).............   2,670,400     3,283,471
  Unearned income.................................      21,213        19,278
                                                   ------------  ------------
Total current liabilities.........................   3,403,505     3,971,478

Deferred gain on sale (Note 5)....................     887,582       106,905

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     166,157       165,949
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        12,914        12,706
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,629.25 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,900,396    25,900,396
    Cumulative net income.........................   4,309,130     4,062,632
    Cumulative cash distributions.................  (5,996,219)   (5,996,219)
                                                   ------------  ------------
                                                    24,213,307    23,966,809
                                                   ------------  ------------
Total Partners' capital...........................  24,226,221    23,979,515
                                                   ------------  ------------
Total liabilities and Partners' capital........... $28,517,308    28,057,898
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                       Three months            Six months
                                          ended                  ended
                                         June 30,               June 30,
                                         --------               --------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Land sales (Notes 1 and 3)...... $4,704,272       -     4,932,752    301,557
  Rental income (Note 4)..........     60,583     63,423    120,015    121,786
  Interest income.................     55,296       -       105,059        148
  Other income....................     16,500      5,000     17,500      5,000
                                   ----------- ---------- ---------- ----------
                                    4,836,651     68,426  5,175,326    428,491
                                   ----------- ---------- ---------- ----------
Expenses:
  Cost of land sold...............  4,615,627       -     4,706,860     96,237
  Professional services to
    Affiliates....................     13,100      6,272     24,400     25,500
  Professional services to
    non-affiliates................      3,011     20,007     31,780     46,313
  General and administrative
    expenses to Affiliates........      1,320      7,047      9,222     15,483
  General and administrative
    expenses to non-affiliates....      8,086      5,039     11,996     15,718
  Marketing expenses to Affiliates      6,951     28,257     34,278     75,287
  Marketing expenses to
    non-affiliates................     19,217     32,819     26,646     61,044
  Land operating expenses to
    Affiliates....................     12,072     14,111     25,858     28,240
  Land operating expenses to
    non-affiliates................     37,390     13,697     57,580     27,221
                                   ----------- ---------- ---------- ----------
                                    4,716,774    127,249  4,928,620    391,043
                                   ----------- ---------- ---------- ----------
Net income (loss)................. $  119,877    (58,826)   246,706     37,448
                                   =========== ========== ========== ==========












                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                       Three months            Six months
                                          ended                  ended
                                         June 30,               June 30,
                                         --------               --------
                                      1998        1997       1998       1997
                                      ----        ----       ----       ----
Net income (loss) allocated to:
  General Partner................. $      312       (589)       208     (1,679)
  Limited Partners................    119,565    (58,237)   246,498     39,127
                                   ----------- ---------- ---------- ----------
Net income (loss)................. $  119,877    (58,826)   246,706     37,448
                                   =========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit........ $      312       (589)       208     (1,679)
                                   =========== ========== ========== ==========

Net income (loss) per Unit, basic
  and diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,629.24 and 29,639.13 for the
  three months ended June 30, 1998
  and 1997, and 29,629.24 and
  29,649.13 for the six months
  ended June 30, 1998 and 1997,
  respectively)................... $     4.04      (1.96)      8.32       1.32
                                   =========== ========== ========== ==========


















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   246,706        37,448
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of land..........................    (225,892)     (205,320)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (99,446)      (23,233)
      Other current assets........................      (2,759)       (2,013)
      Accounts payable............................      (5,010)      152,878
      Accrued real estate taxes..................       (7,213)       (1,526)
      Due to Affiliates...........................      55,386       283,094
      Unearned income.............................       1,935       (13,074)
      Deferred gain on sale.......................     (28,326)         -
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     (64,619)      228,254
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land and
    improvements..................................    (423,215)   (1,206,094)
  Principal payments collected on mortgage
    loans receivable..............................     575,000          -
  Proceeds from disposition of investments in
    land and improvements.........................     929,580       301,557
Net cash provided by (used in) investing           ------------  ------------
  activities......................................   1,081,365      (904,537)
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........        -          (25,847)
  Proceeds from notes payable to Affiliate, net...    (218,448)      616,908
  Cash distributions..............................        -             (137)
Net cash provided by (used in) financing           ------------  ------------
  activities......................................    (218,448)      590,924
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................     798,298       (85,359)
Cash and cash equivalents at beginning of period..      15,502        89,672
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   813,800         4,313
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



Supplemental schedule of non-cash investing and financing activities:

                                                       1998          1997
                                                       ----          ----
Mortgage loans receivable......................... $(4,417,552)         -
Reduction in investments in land and improvements    4,706,860          -
Gain on sale of land..............................     225,892          -
Assumption of note payable to Affiliate...........    (394,623)         -
Deferred gain on sale.............................     809,003          -
Proceeds from disposition of investments in land   ------------  ------------
  and improvements................................ $   929,580          -
                                                   ============  ============

































                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 1998, the Partnership has repurchased a total of 371.75 Units for $332,490 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1998, the Partnership has not recognized any such impairment.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $115,696 and $90,278 were unpaid as of June 30, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $25,858 and $28,240 have been incurred for the six months ended June 30, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates, of which $81,136 and $55,279 were unpaid as of June 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $34,278 and $75,287 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1998 and 1997, respectively, of which $123,715 and $151,908 were unpaid as of June 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $120,748 and $113,878 were unpaid as of June 30, 1998 and December 31, 1997, respectively.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(3) Investments in Land and Improvements
                                                                                                             Total
                   Gross                            Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres     Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased    Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)      Date        Costs       Costs        Costs      Acquisition      Sold        6/30/98     Recognized
------ --------- ---------  ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -         28,326
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         21,552      611,505       155,061        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         57,781      235,275       368,828        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170         26,301      160,313     2,534,158        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        195,461         -          643,935        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        180,718         -          273,635        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          1,906         -          611,233        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          6,305         -          350,162        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          1,047        7,456       942,888        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          4,118        6,136       268,476        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         43,483         -          485,996        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,576,806    2,719,044          -        109,344
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998  ------------ ------------ ------------ -------------- ------------ ------------ ------------

        Subtotal                       $ 8,499,401      611,108    9,110,509      7,578,667   10,054,804     6,634,372     137,670


                                                                   -11-


                                     -11-


                                                    INLAND LAND APPRECIATION FUND, L.P.
                                                          (a limited partnership)

                                                       Notes to Financial Statements
                                                                (continued)



(3) Investments in Land and Improvements (continued)
                                                                                                             Total
                   Gross                            Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres     Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased    Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)      Date        Costs       Costs        Costs      Acquisition      Sold        6/30/98     Recognized
------ --------- ---------  ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

       Subtotal                        $ 8,499,401      611,108    9,110,509      7,578,667   10,054,804    6,634,372    137,670

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        144,592         -       1,473,462       -

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        326,369         -       1,127,042       -

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         20,484       11,109      531,750       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          7,844         -         527,160       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        393,912        3,651    3,323,153       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281      1,022,141    2,425,422         -        88,222
                  (1.7968)   03/27/98
                (170.6982)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         31,966         -       2,777,406       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        595,076    1,196,909      994,407       -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         19,121       83,663    1,394,153       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         13,462         -       2,782,240       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ ----------
                                       $23,624,761    1,562,308   25,187,069     10,153,634   13,775,558   21,565,145    225,892
                                       ============ ============ ============ ============== ============ ============ ==========












                                                                   -12-

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                          1998               1997
                                      ------------       ------------
    Balance at January 1,............ $25,848,790         28,676,326
    Additions during period..........     423,215          3,018,999
    Sales during period..............  (4,706,860)        (5,846,535)
                                      ------------       ------------
    Balance at end of period......... $21,565,145         25,848,790
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,070 acres of the approximately 2,333 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(5)  Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded a deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $2,170,089 mortgage loans receivable received, $575,000 accrues interest at 9% per annum and has a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, is due. On June 19, 1998, this mortgage loan receivable of $575,000 was paid in full and the Partnership received $599,528 which represented the loan balance and accrued interest. The Partnership subsequently recognized $28,326 of the deferred gain as a result of the prepayment of this mortgage loan receivable. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of June 30, 1998, accrued interest totaled $72,369.

As a result of the sale of Lot #7 of Parcel #15 for a sales price of $89,100 on June 9, 1998, the Partnership received net sales proceeds of $490, a mortgage loan receivable of $88,101 and recorded a deferred gain on sale of $56,426. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of July 1, 2001.

As a result of the sale of Lot #9 of Parcel #15 for a sales price of $92,691 on June 11, 1998, the Partnership received net sales proceeds of $62,173, a mortgage loan receivable of $30,000 and recorded a deferred gain on sale of $18,514. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of October 1, 1999.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


As a result of the sale of the remaining approximately 126 acres of Parcel 21 for a sales price of $2,900,000 on June 25, 1998, the purchaser assumed the note payable to an Affiliate on this parcel totaling $394,623 and the interest payable to the Affiliate of $55,926. The Partnership received mortgage loans receivable totaling $2,449,451 and recorded a deferred gain on sale of $653,933. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $2,449,451 mortgage loans receivable received, $1,983,000 accrues interest at 9% per annum and has a maturity date of September 30, 1998, at which time all accrued interest, as well as principal, is due. The remaining $466,451 accrues interest at 9% per annum and has a maturity date of June 30, 2003, at which time all accrued interest, as well as principal, is due. As of June 30, 1998, accrued interest totaled $3,624.

As a result of the sale of the remaining approximately 50 acres of Parcel 15 for a sales price of $1,850,000 on June 25, 1998, the Partnership received mortgage loans receivable totaling $1,850,000 and recorded a deferred gain on sale of $80,130. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $1,850,000 mortgage loans receivable received, $1,152,749 accrues interest at 9% per annum and has a maturity date of September 30, 1998, at which time all accrued interest, as well as principal, is due. The remaining $697,251 accrues interest at 9% per annum and has a maturity date of June 30, 2002, at which time all accrued interest, as well as principal, is due. As of June 30, 1998, accrued interest totaled $2,737.


(6)  Notes Payable to Affiliate

On May 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $1,000,000 to be used specifically for the pre-development improvements on Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but had been extended to January 1, 1999 at the same interest rate. On May 27, 1998, this note was paid off. For the six months ended June 30, 1998, interest of $7,544 was capitalized, of which $0 and $20,292 was unpaid as of June 30, 1998 and December 31, 1997, respectively. For the six months ended June 30, 1998, loan fees incurred and paid to the General Partner totaled $324 and are included in investment in land and improvements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


On May 12, 1997, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $744,000 to be used specifically for the pre-development improvements on Parcel
21. The note accrues interest at 9.625% and has a maturity date of May 12, 1998. Interest-only payments on this note are due quarterly and the loan may be prepaid at any time without penalty. On June 25, 1998, this note was assumed by the purchaser of Parcel 21. The balance of this note at assumption was $394,623. For the six months ended June 30, 1998, interest of $26,756 was capitalized, of which $0 and $29,170 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

As of June 30, 1998, Inland Real Estate Investment Corporation has made loans to the Partnership totaling $2,670,400. Net sales proceeds totaling $1,849,815 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrues interest at 10% per annum and has a maturity date of January 1, 1999. For the six months ended June 30, 1998, interest of $128,810 was capitalized, of which $209,746 and $134,850 was unpaid as of June 30, 1998 and December 31, 1997, respectively.


(7)  Subsequent Events

On July 10, 1998, the Partnership sold approximately 31 acres of Parcel 16 to an unaffiliated third party for $1,890,000. As a result of the sale, the Partnership received net sales proceeds of $137,740, a mortgage note receivable of $1,362,149 and is expected to record a gain on sale of $72,666 and a deferred gain on sale of $640,135. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage note receivable accrues interest at 9 1/2% per annum, paid monthly, and has a maturity date of July 1, 1999.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 1998, the Partnership has had multiple sales transactions, through which it has disposed of approximately 769 acres of the approximately 3,102 acres originally owned. As of June 30, 1998, cumulative distributions to the Limited Partners have totaled $5,996,219 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through June 30, 1998, the Partnership has used $10,153,634 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1998, the Partnership owns, in whole or in part, nineteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1998, the Partnership had cash and cash equivalents of $813,800, of which approximately $63,900 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $749,900 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

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

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. Parcels 16, 21 and 23 have been zoned with development and sales marketing underway. The Partnership sold the remaining acres of Parcels 1, 15 and 21 to unaffiliated third-parties (see Note 3 of the Notes to Financial Statements.)

Results of Operations

As of June 30, 1998, the Partnership owned nineteen parcels of land consisting of approximately 2,333 acres. Of the 2,333 acres owned, approximately 2,070 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Land sales income and cost of land sold for the six months ended June 30, 1998 is a result of the sale of the remaining acreage of Parcels 15 and 21. The decrease in rental income for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease is partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily as a result of the interest income earned on the mortgage loans receivable the Partnership received from the sales of the remaining acreage of Parcels 1, 15 and 21. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales.

Professional services to Affiliates increased for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, due primarily to an increase in legal and other professional services required by the Partnership. Professional services to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an decrease in outside legal services.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to decreases in postage, data processing and investor service expenses. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due primarily to a decrease in state tax expenses.

Marketing expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the Partnership has met this limit. Land operating expenses to non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.




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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1998