Form 10-Q
period 1998-09-30
INLAND LAND APPRECIATION FUND LP
filed 1998-11-16
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------

                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,110,874        15,502
  Accounts and accrued interest receivable
    (Note 5)......................................     181,716         1,361
  Current portion of mortgage loans
    receivable (Note 5)...........................   4,497,898       575,000
  Other current assets............................       7,519         2,241
                                                   ------------  ------------
Total current assets..............................   5,798,007       594,104
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
  portion (Note 5)................................   2,705,037     1,595,089
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $970,132 and $1,430,329 at September 30,
  1998 and December 31, 1997, respectively)
  (Notes 1, 2 and 3)..............................  20,868,287    25,848,790
                                                   ------------  ------------
Total assets...................................... $29,391,246    28,057,898
                                                   ============  ============






















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     2,055        25,185
  Accrued real estate taxes.......................      31,426        47,889
  Due to Affiliates (Note 2)......................     746,675       595,655
  Notes payable to Affiliate (Note 6).............   2,670,400     3,283,471
  Unearned income.................................      11,075        19,278
                                                   ------------  ------------
Total current liabilities.........................   3,461,631     3,971,478
                                                   ------------  ------------
Deferred gain on sale (Note 5)....................   1,500,267       106,905

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     167,539       165,949
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        14,296        12,706
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,606.25 and 29,629.25 Units outstanding
      at September 30, 1998 and December 31, 1997,
      respectively (net of offering costs of
      $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,882,018    25,900,396
    Cumulative net income.........................   4,529,253     4,062,632
    Cumulative cash distributions.................  (5,996,219)   (5,996,219)
                                                   ------------  ------------
                                                    24,415,052    23,966,809
                                                   ------------  ------------
Total Partners' capital...........................  24,429,348    23,979,515
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,391,246    28,057,898
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Land sales (Notes 1 and 3)....... $  870,391   116,517   5,803,143   418,074
  Rental income (Note 4)...........     58,957    60,033     178,972   181,819
  Interest income..................    177,279        61     282,338       209
  Other income.....................       -         -         17,500     5,000
                                    ---------- ---------- ---------- ----------
                                     1,106,627   176,611   6,281,953   605,102
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of land sold................    787,088    42,464   5,493,948   138,701
  Professional services to
    Affiliates.....................     12,685    11,800      37,085    37,300
  Professional services to
    non-affiliates.................        123       339      31,903    46,652
  General and administrative
    expenses to Affiliates.........      2,007     5,567      11,229    21,050
  General and administrative
    expenses to non-affiliates.....      1,541     2,724      13,537    18,442
  Marketing expenses to Affiliates.     12,148    30,300      46,426   105,587
  Marketing expenses to
    non-affiliates.................      7,044    24,944      33,690    85,988
  Land operating expenses to
    Affiliates.....................       -       14,107      25,858    42,347
  Land operating expenses to
    non-affiliates.................     62,486    28,568     120,066    55,789
                                    ---------- ---------- ---------- ----------
                                       885,122   160,813   5,813,742   551,856
                                    ---------- ---------- ---------- ----------
  Net income....................... $  221,505    15,798     468,211    53,246
                                    ========== ========== ========== ==========












                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
Net income (loss) allocated to:
  General Partner.................. $   1,382       (582)     1,590     (2,261)
  Limited Partners.................   220,123     16,380    466,621     55,507
                                    ---------- ---------- ---------- ----------
Net income......................... $ 221,505     15,798    468,211     53,246
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $   1,382       (582)     1,590     (2,261)
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,619.72 and 29,629.24 for the
  three months ended September 30,
  1998 and 1997, and 29,626.03 and
  29,642.43 for the nine months
  ended September 30, 1998 and
  1997, respectively).............. $    7.43        .55      15.75       1.87
                                    ========== ========== ========== ==========


















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   468,211        53,246
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale of land..........................    (309,195)     (279,373)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (180,355)      (45,713)
      Other current assets........................      (5,278)         (962)
      Accounts payable............................     (23,130)      (57,739)
      Accrued real estate taxes..................      (16,463)      (12,309)
      Due to Affiliates...........................     151,020       472,300
      Unearned income.............................      (8,203)      (23,239)
      Deferred gain on sale.......................      38,964          -
                                                   ------------  ------------
 Net cash provided by operating activities........     115,571       106,211
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land and
    improvements..................................    (513,445)   (1,851,945)
  Principal payments collected on mortgage
    loans receivable..............................     743,031          -
  Proceeds from disposition of investments in
    land and improvements.........................     768,593       418,074
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     998,179    (1,433,871)
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........     (18,378)      (25,847)
  Proceeds from notes payable to Affiliate, net...        -        3,150,239
  Cash distributions..............................        -       (1,849,816)
Net cash provided by (used in) financing           ------------  ------------
  activities......................................     (18,378)    1,274,576
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................   1,095,372       (53,084)
Cash and cash equivalents at beginning of period..      15,502        89,672
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,110,874        36,588
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)


Supplemental schedule of non-cash investing and financing activities:

                                                       1998          1997
                                                       ----          ----
Mortgage loans receivable......................... $(5,775,877)        -
Reduction in investments in land and improvements.   5,493,948         -
Gain on sale of land..............................     309,195         -
Assumption of note payable to Affiliate...........    (613,071)        -
Deferred gain on sale.............................   1,354,398         -
Proceeds from disposition of investments in land   ------------  ------------
  and improvements................................ $   768,593         -
                                                   ============  ===========



































                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 1998, the Partnership has repurchased a total of 394.75 Units for $350,868 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1998, the Partnership has not recognized any such impairment.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $129,192 and $90,278 were unpaid as of September 30, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit. Such fees of $25,858 and $42,347 have been incurred for the nine months ended September 30, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates, of which $81,136 and $55,279 were unpaid as of September 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $46,426 and
$105,587 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1998 and 1997, respectively, of which $135,582 and $151,908 were unpaid as of September 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $123,710 and $113,878 were unpaid as of September 30, 1998 and December 31, 1997, respectively.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(3) Investments in Land and Improvements

                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        9/30/98    Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -         36,604
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         21,556      611,505       155,065        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         60,819      235,275       371,866        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170         26,350      160,313     2,534,207        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        198,404         -          646,878        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        183,691         -          276,608        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          2,043         -          611,370        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          6,354         -          350,211        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          1,052        7,456       942,893        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          4,189        6,136       268,547        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         43,499         -          486,012        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,576,806    2,719,044          -        111,704
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998  ------------ ------------ ------------ -------------- ------------ ------------ ------------

        Subtotal                       $ 8,499,401      611,108    9,110,509      7,587,952   10,054,804     6,643,657     148,308


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
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        9/30/98    Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

       Subtotal                        $ 8,499,401      611,108    9,110,509      7,587,952   10,054,804    6,643,657    148,308

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        164,989      787,087      706,772     72,665
                 (30.9000    07/10/98)

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        340,747         -       1,141,420       -

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         20,595       11,109      531,861       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          7,933         -         527,249       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        431,314        3,651    3,360,555       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281      1,022,141    2,425,422         -        88,222
                  (1.7968)   03/27/98
                (170.6982)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         32,840         -       2,778,280       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        602,693    1,196,909    1,002,024       -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         19,194       83,663    1,394,226       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         13,465         -       2,782,243       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ ----------
                                       $23,624,761    1,562,308   25,187,069     10,243,863   14,562,645   20,868,287    309,195
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

                              September 30, 1998
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                          1998               1997
                                      ------------       ------------
    Balance at January 1,............ $25,848,790         28,676,326
    Additions during period..........     513,445          3,018,999
    Sales during period..............  (5,493,948)        (5,846,535)
                                      ------------       ------------
    Balance at end of period......... $20,868,287         25,848,790
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,070 acres of the approximately 2,302 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(5)  Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded a deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $36,604 has been recognized as of September 30, 1998. Of the $2,170,089 mortgage loans receivable received, $575,000 accrues interest at 9% per annum and has a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, is due. On June 19, 1998, this mortgage loan receivable of $575,000 was paid in full and the Partnership received $599,528 which represented the loan balance and accrued interest. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of September 30, 1998, the remaining mortgage loan receivable balance was $1,427,057 and accrued interest totaled $14,075.

As a result of the sale of Lot #7 of Parcel #15 for a sales price of $89,100 on June 9, 1998, the Partnership received net sales proceeds of $490, a mortgage loan receivable of $88,101 and recorded a deferred gain on sale of $56,426. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $10 has been recognized as of September 30, 1998. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of July 1, 2001. As of September 30, 1998, the remaining mortgage loan receivable balance was $88,086.

As a result of the sale of Lot #9 of Parcel #15 for a sales price of $92,691 on June 11, 1998, the Partnership received net sales proceeds of $62,173, a mortgage loan receivable of $30,000 and recorded a deferred gain on sale of $18,514. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $2,350 has been recognized as of September 30, 1998. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of October 1, 1999. As of September 30, 1998, the remaining mortgage loan receivable balance was $26,192.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


As a result of the sale of the remaining approximately 126 acres of Parcel 21 for a sales price of $2,900,000 on June 25, 1998, the purchaser assumed the note payable to an Affiliate on this parcel totaling $394,623 and the interest payable to the Affiliate of $55,926. The Partnership received mortgage loans receivable totaling $2,449,451 and recorded a deferred gain on sale of $653,933. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $2,449,451 mortgage loans receivable received, $1,651,000 (originally $1,983,000) accrues interest at 9% per annum and has a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal is due. The remaining $791,451 (originally $466,451) accrues interest at 9% per annum and has a maturity date of June 30, 2003, at which time all accrued interest, as well as principal, is due. As of September 30, 1998, accrued interest totaled $59,189.

As a result of the sale of the remaining approximately 50 acres of Parcel 15 for a sales price of $1,850,000 on June 25, 1998, the Partnership received mortgage loans receivable totaling $1,850,000 and recorded a deferred gain on sale of $80,130. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received. Of the $1,850,000 mortgage loans receivable received, $1,152,749 accrues interest at 9% per annum and has a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal is due. The remaining $697,251 accrues interest at 9% per annum and has a maturity date of June 30, 2002, at which time all accrued interest, as well as principal, is due. As of September 30, 1998, accrued interest totaled $44,704.

As a result of the sale of approximately 31 acres of Parcel 16 for a sales price of $1,890,000 on July 10, 1998, the Partnership received net sales proceeds of $137,740, a mortgage loan receivable of $1,362,149 and recorded a deferred gain on sale of $640,135. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9.5% per annum and has a maturity date of July 1, 1999, at which time all accrued interest, as well as principal, is due.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(6)  Notes Payable to Affiliate

On May 1, 1996, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $1,000,000 to be used specifically for the pre-development improvements on Parcel 15. The Partnership is required to pay a 1% loan fee to the General Partner as money is funded. The note accrues interest at 10.9%, and required a principal paydown of $150,000 on October 1, 1996, and thereafter Net Sales Proceeds from Parcel 15 are being applied first to paydown the note. This note had an original maturity date of May 1, 1997, but had been extended to January 1, 1999 at the same interest rate. On May 27, 1998, this note was paid off. For the nine months ended September 30, 1998 and 1997, interest of $7,544 and $28,690, respectively, was capitalized, of which $0 and $20,292 was unpaid as of September 30, 1998 and December 31, 1997, respectively. For the nine months ended September 30, 1998, loan fees incurred and paid to the General Partner totaled $324 and are included in investment in land and improvements.

On May 12, 1997, the Partnership obtained a line of credit from the General Partner, Inland Real Estate Investment Corporation, in the aggregate amount of $744,000 to be used specifically for the pre-development improvements on Parcel
21. The note accrues interest at 9.625% and has a maturity date of May 12, 1998. Interest-only payments on this note are due quarterly and the loan may be prepaid at any time without penalty. On June 25, 1998, this note was assumed by the purchaser of Parcel 21. The balance of this note at assumption was $394,623. For the nine months ended September 30, 1998, interest of $26,756 was capitalized, of which $0 and $29,170 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

As of September 30, 1998, Inland Real Estate Investment Corporation has made loans to the Partnership totaling $2,670,400. Net sales proceeds totaling $1,849,815 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership replenished these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrues interest at 10% per annum and has a maturity date of January 1, 1999. For the nine months ended September 30, 1998, interest of $196,119 was capitalized, of which $277,055 and $134,850 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 1998, the Partnership has had multiple sales transactions, through which it has disposed of approximately 800 acres of the approximately 3,102 acres originally owned. As of September 30, 1998, cumulative distributions to the Limited Partners have totaled $5,996,219 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through September 30, 1998, the Partnership has used $10,243,863 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1998, the Partnership owns, in whole or in part, nineteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1998, the Partnership had cash and cash equivalents of $1,110,874, of which approximately $46,140 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,064,734 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

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

Results of Operations

As of September 30, 1998, the Partnership owned nineteen parcels of land consisting of approximately 2,302 acres. Of the 2,302 acres owned, approximately 2,070 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Land sales income and cost of land sold for the nine months ended September 30, 1998 is a result of the sale of the remaining acreage of Parcels 15 and 21 and the sale of approximately 31 acres of Parcel 16. The decrease in rental income for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, is due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease is partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily as a result of the interest income earned on the mortgage loans receivable the Partnership received from the sales of the remaining acreage of Parcels 1, 15 and 21 and the sale of approximately 31 acres of Parcel 16. See
Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales.

Professional services to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to an decrease in outside legal services.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to decreases in postage and investor service expenses. General and administrative expenses to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to decreases in printing and state tax expenses.

Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the
Partnership had met this limit. Land operating expenses to non-affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.


Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following two areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.



                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998