Form 10-Q
period 1999-03-31
INLAND LAND APPRECIATION FUND LP
filed 1999-05-13
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,342,501     1,133,942
  Accounts and accrued interest receivable
    (Note 5)......................................     246,054       181,821
  Current portion of mortgage loans
    receivable (Note 5)...........................      14,419        20,371
  Other current assets............................         670         1,584
                                                   ------------  ------------
Total current assets..............................   1,603,644     1,337,718
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
  portion (Note 5)................................   2,972,410     3,010,823
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $955,865 and $970,132 at March 31, 1999
  and December 31, 1998, respectively (Notes 1,
  2 and 3)........................................  21,232,597    21,440,929
                                                   ------------  ------------
Total assets...................................... $25,828,566    25,809,385
                                                   ============  ============





















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    33,874         2,497
  Accrued real estate taxes.......................      53,560        42,174
  Due to Affiliates (Note 2)......................      32,080       275,297
  Notes payable to Affiliate (Note 6).............   2,493,750     2,493,750
  Unearned income.................................      81,886        54,024
                                                   ------------  ------------
Total current liabilities.........................   2,695,150     2,867,742

Deferred gain on sale of investments in land and
  improvements (Note 5)...........................     371,299       376,302

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     168,764       168,478
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        15,521        15,235
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,629.25 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764
      was paid to Affiliates).....................  25,882,018    25,882,018
    Cumulative net income.........................   6,287,416     6,090,926
    Cumulative cash distributions.................  (9,422,838)   (9,422,838)
                                                   ------------  ------------
                                                    22,746,596    22,550,106
                                                   ------------  ------------
Total Partners' capital...........................  22,762,117    22,565,341
                                                   ------------  ------------
Total liabilities and Partners' capital........... $25,828,566    25,809,385
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       1999          1998
Income:                                                ----          ----
  Sale of investments in land and improvements
    (Notes 1 and 3)............................... $   484,130       228,480
  Recognition of deferred gain on sale of
    investments in land and improvements (Note 5).       5,003          -
  Rental income (Note 4)..........................      59,933        59,432
  Interest income.................................      81,531        49,763
  Other income....................................       3,500         1,000
                                                   ------------  ------------
                                                       634,097       338,675
                                                   ------------  ------------
Expenses:
  Cost of land sold...............................     320,961        91,233
  Professional services to Affiliates.............      10,400        11,300
  Professional services to non-affiliates.........      28,675        28,769
  General and administrative expenses to
    Affiliates....................................      11,774         7,902
  General and administrative expenses to
    non-affiliates................................      18,901         3,910
  Marketing expenses to Affiliates................      27,149        27,327
  Marketing expenses to non-affiliates............       5,692         7,429
  Land operating expenses to Affiliates...........        -           13,786
  Land operating expenses to non-affiliates.......      13,769        20,190
                                                   ------------  ------------
                                                       437,321       211,846
                                                   ------------  ------------
Net income........................................ $   196,776       126,829
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................         286          (104)
  Limited Partners................................     196,490       126,933
                                                   ------------  ------------
Net income........................................ $   196,776       126,829
                                                   ============  ============

Net income (loss) allocated to the one General
  Partner Unit.................................... $       286          (104)
                                                   ============  ============

Net income per Unit allocated to Limited Partners
  per weighted average Limited Partner Units
  (29,606.24 and 29,629.24 for the three months
  ended March 31, 1999 and 1998, respectively).... $      6.64          4.28
                                                   ============  ============


                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   196,776       126,829
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of investments in land and
      improvements................................    (163,169)     (137,247)
    Recognition of deferred gain on sale of
      investments in land and improvements........      (5,003)         -
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (64,233)      (58,824)
      Other current assets........................         914         1,027
      Accounts payable............................      31,377        (8,209)
      Accrued real estate taxes..................       11,386        11,264
      Due to Affiliates...........................    (243,217)       54,175
      Unearned income.............................      27,862        21,862
Net cash provided by (used in) operating           ------------  ------------
    activities....................................    (207,307)       10,877
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected on mortgage
    loans receivable..............................      44,365          -
  Additions to investments in land
    and improvements..............................    (112,629)     (298,370)
  Proceeds from disposition of investments in
    land and improvements.........................     484,130       228,481
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     415,866       (69,889)
                                                   ------------  ------------
Cash flows from financing activities:
  Proceeds from notes payable to Affiliate, net...        -           44,833
                                                   ------------  ------------
Net cash provided by financing activities.........        -           44,833
Net increase (decrease) in cash and                ------------  ------------
  cash equivalents................................     208,559       (14,179)
Cash and cash equivalents at beginning of period..   1,133,942        15,502
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,342,501         1,323
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 1999, the Partnership has repurchased a total of 394.75 Units for $350,868 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,343,000 and $1,134,000 at March 31, 1999 and December 31, 1998, respectively.

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

                                March 31, 1999
                                  (unaudited)


Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership has not recognized any such impairment.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,616 and $65,066 were unpaid as of March 31, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit. Such fees of $13,786 have been incurred for the three months ended March 31, 1998 and are included in land operating expenses to Affiliates, of which $81,136 was unpaid as of December 31, 1998. No such fees were incurred in 1999.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $27,149 and $27,327 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999 and December 31, 1998, $10,000 and $14,829, respectively, were unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land, all of which have been paid.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(3) Investments in Land and Improvements
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        03/31/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -           -
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         22,517      611,505       156,026        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         64,811      235,275       375,859        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170        113,258      160,313     2,621,115        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        201,685         -          650,159        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        187,406         -          280,323        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          3,423         -          612,750        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          7,810         -          351,667        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          2,036        7,456       943,877        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          5,140        6,136       269,498        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         44,469         -          486,982        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,661,344    2,803,582          -           -
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998
                                       ------------ ------------ ------------ -------------- ------------ ------------ -------------
        Subtotal                       $ 8,499,401      611,108    9,110,509      7,777,088   10,139,342     6,748,256        -


                                                                    -9-


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
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        03/31/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

       Subtotal                        $ 8,499,401      611,108    9,110,509      7,777,088   10,139,342     6,748,256       -

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        647,661      815,516     1,161,015       -
                 (30.9000)   07/10/98

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        365,500      320,961       845,212    163,169
                 (27.5100)   01/29/99

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         21,743       11,109       533,008       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          8,920         -          528,236       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        518,243        3,651     3,447,484       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281        954,415    2,357,696          -          -
                (172.4950)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         34,653         -        2,780,093       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        611,660    1,196,909     1,010,991       -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         20,206       83,663     1,395,238       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         14,286         -        2,783,064       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                       $23,624,761    1,562,308   25,187,069     10,974,375   14,928,847    21,232,597    163,169
                                       ============ ============ ============ ============== ============ ============ ===========







                                                                   -10-

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                        March 31,         December 31,
                                          1999               1998
                                      ------------       ------------
    Balance at January 1,............ $21,440,929         25,848,790
    Additions during period..........     112,629          1,131,328
    Sales during period..............    (320,961)        (5,539,189)
                                      ------------       ------------
    Balance at end of period......... $21,232,597         21,440,929
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,043 acres of the approximately 2,274 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(5)  Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded a deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $36,604 has been recognized as of March 31, 1999. Of the $2,170,089 mortgage loans receivable received, $575,000 accrued interest at 9% per annum and had a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, was due. On June 19, 1998, this mortgage loan receivable of $575,000 was paid in full and the Partnership received $599,528 which represented the loan balance and accrued interest. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of March 31, 1999, the remaining mortgage loan receivable balance was $1,427,057 and accrued interest receivable totaled $77,765.

As a result of the sale of Lot 7 of Parcel 15 for a sales price of $89,100 on June 9, 1998, the Partnership received net sales proceeds of $490, a mortgage loan receivable of $88,101 and recorded a deferred gain on sale of $56,426. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $40 has been recognized as of March 31, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of July 1, 2001. As of March 31, 1999, the remaining mortgage loan receivable balance was $88,039 and accrued interest receivable totaled $660.

As a result of the sale of Lot 9 of Parcel 15 for a sales price of $92,691 on June 11, 1998, the Partnership received net sales proceeds of $62,173, a mortgage loan receivable of $30,000 and recorded a deferred gain on sale of $18,514. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $9,616 has been recognized as of March 31, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of October 1, 1999. As of March 31, 1999, the remaining mortgage loan receivable balance was $14,419 and accrued interest receivable totaled $108.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


As a result of the sale of the remaining approximately 126 acres of Parcel 21 for a sales price of $2,900,000 on June 25, 1998, the purchaser assumed the note payable to an Affiliate on this parcel totaling $394,623 and the interest payable to the Affiliate of $55,926. The Partnership received mortgage loans receivable totaling $2,449,451 and recorded a deferred gain on sale of $653,933. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $440,769 has been recognized as of March 31, 1999. Of the $2,449,451 mortgage loans receivable received, $1,651,000 (originally $1,983,000) accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,651,000. The remaining $798,451 (originally $466,451) accrues interest at 9% per annum and has a maturity date of June 30, 2003, at which time all accrued interest, as well as principal, is due. As of March 31, 1999, the remaining mortgage loan receivable balance was $798,451 and accrued interest receivable totaled $113,761.

As a result of the sale of the remaining approximately 50 acres of Parcel 15 for a sales price of $1,850,000 on June 25, 1998, the Partnership received mortgage loans receivable totaling $1,850,000 and recorded a deferred gain on sale of $63,317. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $40,767 has been recognized as of March 31, 1999. Of the $1,850,000 mortgage loans receivable received, $1,152,749 accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,152,749. The remaining $697,251 accrues interest at 9% per annum and has a maturity date of June 30, 2002, at which time all accrued interest, as well as principal, is due. As of March 31, 1999, the remaining mortgage loan receivable balance was $658,863 and accrued interest receivable totaled $52,439.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(6)  Notes Payable to Affiliate

Through December 30, 1998, the General Partner had made additional loans to the Partnership totaling $2,670,400. Net sales proceeds totaling $1,849,815 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership distributed these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrued interest at 10% per annum and had a maturity date of January 1, 1999. On December 30, 1998, this note was paid in full by the Partnership. For the year ended December 31, 1998, interest of $263,428 was capitalized, of which $114,266 was unpaid as of December 31, 1998.

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the three months ended March 31, 1999, interest of $44,888 was capitalized, of which $14,464 was unpaid as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 1999, the Partnership has had multiple sales transactions, through which it has disposed of approximately 820 acres of the approximately 3,102 acres originally owned. As of March 31, 1999, cumulative distributions to the Limited Partners have totaled $9,422,838 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through March 31, 1999, the Partnership has used $10,974,375 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1999, the Partnership owns, in whole or in part, nineteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 1999, the Partnership had cash and cash equivalents of $1,342,501, of which approximately $46,750 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,295,751 is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

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

Results of Operations

Income from the sale of investments in land and improvements and the cost of land sold for the three months ended March 31, 1999 is the result of the sale of approximately 28 acres of Parcel 17. Income from the sale of investments in land and improvements and the cost of land sold for the three months ended March 31, 1998 is the result of the sale of approximately three acres, including the sale of two lots of Parcel 15 and one lot of Parcel 21.

As of March 31, 1999, the Partnership owned nineteen parcels of land consisting of approximately 2,274 acres. Of the 2,274 acres owned, approximately 2,043 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Interest income increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due primarily as a result of the interest income earned on the mortgage loans receivable the Partnership received from the sales of the remaining acreage of Parcels 1, 15 and 21. See
Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales. In addition, for the three months ended March 31, 1999, there was more cash available for investing due to the payments received on the mortgage loans receivable during 1998 and 1999.

Professional services to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in legal services and accounting services.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in postage and data processing expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in the Illinois Replacement Tax.

Marketing expenses to non-affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the Partnership had met this limit. Land operating expenses to non-affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in maintenance and utility expenses of the Partnership's land investments.


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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 were approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.

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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 12, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 12, 1999