Form 10-Q
period 1999-06-30
INLAND LAND APPRECIATION FUND LP
filed 1999-08-11
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1999

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

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------
                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,329,031     1,133,942
  Accounts and accrued interest receivable
    (Note 5)......................................     311,918       181,821
  Current portion of mortgage loans
    receivable (Note 5)...........................       8,332        20,371
  Other current assets............................        -            1,584
                                                   ------------  ------------
Total current assets..............................   1,649,281     1,337,718
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
  portion (Note 5)................................   2,815,549     3,010,823
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $955,865 and $970,132 at June 30, 1999
  and December 31, 1998, respectively) (Notes 1,
  2 and 3)........................................  21,323,389    21,440,929
                                                   ------------  ------------
Total assets...................................... $25,808,134    25,809,385
                                                   ============  ============
























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     7,113         2,497
  Accrued real estate taxes.......................      44,599        42,174
  Due to Affiliates (Note 2)......................      15,063       275,297
  Notes payable to Affiliate (Note 6).............   2,493,750     2,493,750
  Unearned income.................................      14,027        54,024
                                                   ------------  ------------
Total current liabilities.........................   2,574,552     2,867,742

Deferred gain on sale of investments in land and
  improvements (Note 5)...........................     308,800       376,302

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     169,834       168,478
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        16,591        15,235
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,619.25 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,875,185    25,882,018
    Cumulative net income.........................   6,455,844     6,090,926
    Cumulative cash distributions.................  (9,422,838)   (9,422,838)
                                                   ------------  ------------
                                                    22,908,191    22,550,106
                                                   ------------  ------------
Total Partners' capital...........................  22,924,782    22,565,341
                                                   ------------  ------------
Total liabilities and Partners' capital........... $25,808,134    25,809,385
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                       Three months            Six months
                                          ended                  ended
                                         June 30,               June 30,
                                         --------               --------
                                      1999        1998       1999       1998
Income:                               ----        ----       ----       ----
  Sale of investments in land and
    improvements (Notes 1 and 3).. $     -     4,675,946    484,130  4,904,426
  Recognition of deferred gain on
    sale of investments in land
    and improvements (Note 5).....     62,498     28,326     67,501     28,326
  Rental income (Note 4)..........     68,580     60,583    128,513    120,015
  Interest income.................     81,402     55,296    162,933    105,059
  Other income....................       -        16,500      3,500     17,500
                                   ----------- ---------- ---------- ----------
                                      212,480  4,836,651    846,577  5,175,326
                                   ----------- ---------- ---------- ----------
Expenses:
  Cost of land sold...............       -     4,615,627    320,961  4,706,860
  Professional services to
    Affiliates....................      5,155     13,100     15,555     24,400
  Professional services to
    non-affiliates................         57      3,011     28,732     31,780
  General and administrative
    expenses to Affiliates........      2,349      1,320     14,123      9,222
  General and administrative
    expenses to non-affiliates....      8,252      8,086     27,153     11,996
  Marketing expenses to Affiliates      5,577      6,951     32,726     34,278
  Marketing expenses to
    non-affiliates................      5,869     19,217     11,561     26,646
  Land operating expenses to
    Affiliates....................       -        12,072       -        25,858
  Land operating expenses to
    non-affiliates................     15,723     37,390     29,492     57,580
                                   ----------- ---------- ---------- ----------
                                       42,982  4,716,774    480,303  4,928,620
                                   ----------- ---------- ---------- ----------
Net income (loss)................. $  169,498    119,877    366,274    246,706
                                   =========== ========== ========== ==========








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                       Three months            Six months
                                          ended                  ended
                                         June 30,               June 30,
                                         --------               --------
                                      1999        1998       1999       1998
                                      ----        ----       ----       ----
Net income (loss) allocated to:
  General Partner................. $    1,070        312      1,356        208
  Limited Partners................    168,428    119,565    364,918    246,498
                                   ----------- ---------- ---------- ----------
Net income (loss)................. $  169,498    119,877    366,274    246,706
                                   =========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit........ $    1,070        312      1,356        208
                                   =========== ========== ========== ==========

Net income (loss) per Unit, basic
  and diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,599.54 and 29,629.24 for the
  three months ended June 30, 1999
  and 1998, and 29,602.87 and
  29,629.24 for the six months
  ended June 30, 1999 and 1998,
  respectively)................... $     5.69       4.04      12.33       8.32
                                   =========== ========== ========== ==========


















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   366,274       246,706
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of investments in land
      and improvements............................    (163,169)     (225,892)
    Recognition of deferred gain on sale of
      investments in land and improvements........     (67,502)      (28,326)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (130,097)      (99,446)
      Other current assets........................       1,584        (2,759)
      Accounts payable............................       4,616        (5,010)
      Accrued real estate taxes..................        2,425        (7,213)
      Due to Affiliates...........................    (260,234)       55,386
      Unearned income.............................     (39,997)        1,935
Net cash provided by (used in) operating           ------------  ------------
  activities......................................    (286,100)      (64,619)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land and
    improvements..................................    (203,421)     (423,215)
  Principal payments collected on mortgage
    loans receivable..............................     207,313       575,000
  Proceeds from disposition of investments in
    land and improvements.........................     484,130       929,580
                                                   ------------  ------------
Net cash provided by investing activities.........     488,022     1,081,365
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........      (6,833)         -
  Proceeds from notes payable to Affiliate, net...        -         (218,448)
                                                   ------------  ------------
Net cash provided by financing activities.........      (6,833)     (218,448)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     195,089       798,298
Cash and cash equivalents at beginning of period..   1,133,942        15,502
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,329,031       813,800
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 1999, the Partnership has repurchased a total of 384.75 Units for $357,701 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,329,000 and $1,134,000 at June 30, 1999 and December 31, 1998,
respectively.

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

                                 June 30, 1999
                                  (unaudited)


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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,063 and $65,066 were unpaid as of June 30, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit. Such fees of $25,858 have been incurred for the six months ended June 30, 1998 and are included in land operating expenses to Affiliates. Cumulative asset management fees of $81,136 were unpaid as of December 31, 1998. No such fees were incurred in 1999.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $32,726 and $34,278 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999 and December 31, 1998, $14,000 and $14,829, respectively, were unpaid.

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

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(3) Investments in Land and Improvements
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        06/30/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -           -
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         22,765      611,505       156,274        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         65,741      235,275       376,788        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170        144,143      160,313     2,652,000        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        202,672         -          651,146        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        188,120         -          281,037        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          4,000         -          613,327        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          8,205         -          352,062        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          2,382        7,456       944,223        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          5,553        6,136       269,911        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         44,848         -          487,361        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,661,344    2,803,582          -           -
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998
                                       ------------ ------------ ------------ -------------- ------------ ------------ -------------
        Subtotal                       $ 8,499,401      611,108    9,110,509      7,812,962   10,139,342     6,784,129        -


                                                                   -10-


                                     -10-


                                                    INLAND LAND APPRECIATION FUND, L.P.
                                                          (a limited partnership)

                                                       Notes to Financial Statements
                                                                (continued)



(3) Investments in Land and Improvements (continued)
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        06/30/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
       Subtotal                        $ 8,499,401      611,108    9,110,509      7,812,962   10,139,342     6,784,129       -

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        648,403      815,516     1,161,757       -
                 (30.9000)   07/10/98

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        394,211      320,961       873,923    163,169
                 (27.5100)   01/29/99

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         22,336       11,109       533,602       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          9,365         -          528,681       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        527,535        3,651     3,456,776       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281        954,415    2,357,696          -          -
                (172.4950)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         35,065         -        2,780,505       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        625,741    1,196,909     1,025,072       -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         20,585       83,663     1,395,617       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         14,549         -        2,783,327       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                       $23,624,761    1,562,308   25,187,069     11,066,167   14,928,847    21,323,389    163,169
                                       ============ ============ ============ ============== ============ ============ ===========







                                                                   -11-

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                        June 30,          December 31,
                                          1999               1998
                                      ------------       ------------
    Balance at January 1,............ $21,440,929         25,848,790
    Additions during period..........     203,421          1,131,328
    Sales during period..............    (320,961)        (5,539,189)
                                      ------------       ------------
    Balance at end of period......... $21,323,389         21,440,929
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,043 acres of the approximately 2,274 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(5)  Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded a deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $36,604 has been recognized as of June 30, 1999. Of the $2,170,089 mortgage loans receivable received, $575,000 accrued interest at 9% per annum and had a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, was due. On June 19, 1998, this mortgage loan receivable of $575,000 was paid in full and the Partnership received $599,528 which represented the loan balance and accrued interest. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of June 30, 1999, the remaining mortgage loan receivable balance was $1,427,057 and accrued interest receivable totaled $109,786.

As a result of the sale of Lot 7 of Parcel 15 for a sales price of $89,100 on June 9, 1998, the Partnership received net sales proceeds of $490, a mortgage loan receivable of $88,101 and recorded a deferred gain on sale of $56,426. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $56,426 has been recognized as of June 30, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of July 1, 2001. As of June 30, 1999, the Partnership had received $91,517, which represented all principal and interest on this loan.

As a result of the sale of Lot 9 of Parcel 15 for a sales price of $92,691 on June 11, 1998, the Partnership received net sales proceeds of $62,173, a mortgage loan receivable of $30,000 and recorded a deferred gain on sale of $18,514. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $13,372 has been recognized as of June 30, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of October 1, 1999. As of June 30, 1999, the remaining mortgage loan receivable balance was $8,332 and accrued interest receivable totaled $62.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


As a result of the sale of the remaining approximately 126 acres of Parcel 21 for a sales price of $2,900,000 on June 25, 1998, the purchaser assumed the note payable to an Affiliate on this parcel totaling $394,623 and the interest payable to the Affiliate of $55,926. The Partnership received mortgage loans receivable totaling $2,449,451 and recorded a deferred gain on sale of $653,933. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $440,769 has been recognized as of June 30, 1999. Of the $2,449,451 mortgage loans receivable received, $1,651,000 (originally $1,983,000) accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,651,000. The remaining $798,451 (originally $466,451) accrues interest at 9% per annum and has a maturity date of June 30, 2003, at which time all accrued interest, as well as principal, is due. As of June 30, 1999, the remaining mortgage loan receivable balance was $798,451 and accrued interest receivable totaled $72,648.

As a result of the sale of the remaining approximately 50 acres of Parcel 15 for a sales price of $1,850,000 on June 25, 1998, the Partnership received mortgage loans receivable totaling $1,850,000 and recorded a deferred gain on sale of $63,317. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $43,122 has been recognized as of June 30, 1999. Of the $1,850,000 mortgage loans receivable received, $1,152,749 accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,152,749. The remaining $697,251 accrues interest at 9% per annum and has a maturity date of June 30, 2002, at which time all accrued interest, as well as principal, is due. As of June 30, 1999, the remaining mortgage loan receivable balance was $590,041 and accrued interest receivable totaled $61,560.

At June 30, 1999, the fair market value of the mortgage loans receivable approximated their carrying values.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


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

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the six months ended June 30, 1999, interest of $90,273 was capitalized, all of which was paid as of June 30, 1999.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 1999, the Partnership has had multiple sales transactions, through which it has disposed of approximately 826 acres of the approximately 3,102 acres originally owned. As of June 30, 1999, cumulative distributions to the Limited Partners have totaled $9,422,838 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through June 30, 1999, the Partnership has used $11,065,167 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1999, the Partnership owns, in whole or in part, nineteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1999, the Partnership had cash and cash equivalents of $1,329,031, of which approximately $41,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately $1,288,000 is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. Parcel 16 has been zoned with development and sales marketing underway. The Partnership sold the remaining acres of Parcels 1, 15 and 21 to unaffiliated third-parties (see Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the sale of investments in land and improvements and the cost of land sold for the six months ended June 30, 1999 is the result of the sale of approximately 28 acres of Parcel 17. Income from the sale of investments in land and improvements and the cost of land sold for the six months ended June 30, 1998 is the result of the sale of approximately three acres, including the sale of two lots of Parcel 15 and one lot of Parcel 21.

As of June 30, 1999, the Partnership owned nineteen parcels of land consisting of approximately 2,274 acres. Of the 2,274 acres owned, approximately 2,043 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Interest income increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, primarily as a result of the interest income earned on the mortgage loans receivable the Partnership received from the sales of the remaining acreage of Parcels 1, 15 and 21. See
Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales. In addition, for the six months ended June 30, 1999, there was more cash available for investing due to the payments received on the mortgage loans receivable during 1998 and 1999.

Professional services to Affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in legal services and accounting services.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to increases in data processing and investor service expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to an increase in the Illinois Replacement Tax.

Marketing expenses to non-affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in non recurring advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the Partnership had met this limit. Land operating expenses to non-affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in maintenance and utility expenses of the Partnership's land investments.


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

Suppliers and other Parties: The Partnership is in the process of surveying suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are ongoing, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse supplier base.

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 costs are not expected to be significant.

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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1999