Form 10-Q
period 1999-09-30
INLAND LAND APPRECIATION FUND LP
filed 1999-11-12
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1999

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

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,084,931     1,133,942
  Accounts and accrued interest receivable
    (Note 5)......................................     447,060       181,821
  Current portion of mortgage loans
    receivable (Note 5)...........................     600,000        20,371
  Other current assets............................       2,163         1,584
                                                   ------------  ------------
Total current assets..............................   2,134,154     1,337,718
                                                   ------------  ------------
Other assets......................................      19,915        19,915
Mortgage loans receivable, less current
  portion (Note 5)................................   3,419,748     3,010,823
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $884,556 and $970,132 at September 30,
  1999 and December 31, 1998, respectively)
  (Notes 1, 2 and 3)..............................  20,420,554    21,440,929
                                                   ------------  ------------
Total assets...................................... $25,994,371    25,809,385
                                                   ============  ============






















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     1,666         2,497
  Accrued real estate taxes.......................      33,691        42,174
  Due to Affiliates (Note 2)......................      29,503       275,297
  Notes payable to Affiliate (Note 6).............   2,493,750     2,493,750
  Unearned income.................................         662        54,024
                                                   ------------  ------------
Total current liabilities.........................   2,559,272     2,867,742
                                                   ------------  ------------
Deferred gain on sale (Note 5)....................     328,051       376,302

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     171,436       168,478
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        18,193        15,235
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,619.25 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764 was
      paid to Affiliates).........................  25,875,185    25,882,018
    Cumulative net income.........................   6,636,508     6,090,926
    Cumulative cash distributions.................  (9,422,838)   (9,422,838)
                                                   ------------  ------------
                                                    23,088,855    22,550,106
                                                   ------------  ------------
Total Partners' capital...........................  23,107,048    22,565,341
                                                   ------------  ------------
Total liabilities and Partners' capital........... $25,994,371    25,809,385
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Sale of investments in land and
    improvements (Notes 1 and 3)... $1,308,726    859,753  1,792,856  5,764,179
  Recognition of deferred gain on
    sale of investments in land
    and improvements (Note 5)......     22,024     10,638     89,525     38,964
  Rental income (Note 4)...........     70,278     58,957    198,791    178,972
  Interest income..................    105,504    177,279    268,437    282,338
  Other income.....................       -          -         3,500     17,500
                                    ---------- ---------- ---------- ----------
                                     1,506,532  1,106,627  2,353,109  6,281,953
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of land sold................  1,308,726    787,088  1,629,687  5,493,948
  Professional services to
    Affiliates.....................     8,114      12,685     23,669     37,085
  Professional services to
    non-affiliates.................      -            123     28,732     31,903
  General and administrative
    expenses to Affiliates.........     6,517       2,007     20,640     11,229
  General and administrative
    expenses to non-affiliates.....    (2,400)      1,541     24,753     13,537
  Marketing expenses to Affiliates. (17,759) 12,148 14,967 46,426 Marketing expenses to
    non-affiliates.................     3,963       7,044     15,524     33,690
  Land operating expenses to
    Affiliates.....................      -           -          -        25,858
  Land operating expenses to
    non-affiliates.................    17,105      62,486     46,597    120,066
                                    ---------- ---------- ---------- ----------
                                     1,324,266    885,122  1,804,569  5,813,742
                                    ---------- ---------- ---------- ----------
  Net income....................... $ 182,266     221,505    548,540    468,211
                                    ========== ========== ========== ==========








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1999       1998        1999      1998
                                       ----       ----        ----      ----
Net income (loss) allocated to:
  General Partner.................. $   1,602      1,382      2,958      1,590
  Limited Partners.................   180,664    220,123    545,582    466,621
                                    ---------- ---------- ---------- ----------
Net income......................... $ 182,266    221,505    548,540    468,211
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $   1,602      1,382      2,958      1,590
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (29,596.24 and 29,619.72 for the
  three months ended September 30,
  1999 and 1998, and 29,600.63 and
  29,626.03 for the nine months
  ended September 30, 1999 and
  1998, respectively).............. $    6.10       7.43      18.43      15.75
                                    ========== ========== ========== ==========


















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   548,540       468,211
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
    Gain on sale of investments in land and
      improvements................................    (163,169)     (231,267)
    Recognition of deferred gain on sale of
      investments in land and improvements........     (89,525)      (38,964)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (265,239)     (180,355)
      Other current assets........................        (579)       (5,278)
      Accounts payable............................        (831)      (23,130)
      Accrued real estate taxes..................       (8,483)      (16,463)
      Due to Affiliates...........................    (245,794)      151,020
      Unearned income.............................     (53,362)       (8,203)
                                                   ------------  ------------
Net cash provided by (used in) operating
  activities......................................    (278,442)      115,571
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investments in land and
    improvements..................................    (609,312)     (513,445)
  Principal payments collected on mortgage
    loans receivable..............................     361,446       743,031
  Proceeds from disposition of investments in
    land and improvements.........................     484,130       768,593
                                                   ------------  ------------
Net cash provided by investing activities.........     236,264       998,179
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........      (6,833)      (18,378)
                                                   ------------  ------------
Net cash used in financing activities.............      (6,833)      (18,378)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (49,011)    1,095,372
Cash and cash equivalents at beginning of period..   1,133,942        15,502
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,084,931     1,110,874
                                                   ============  ============





                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 1999, the Partnership has repurchased a total of 384.75 Units for $357,701 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,085,000 and $1,134,000 at September 30, 1999 and December 31, 1998, respectively.

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

                              September 30, 1999
                                  (unaudited)


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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $12,143 and $65,066 were unpaid as of September 30, 1999 and December 31, 1998, respectively.

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

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $14,967 and $46,426 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999 and December 31, 1998, $0 and $14,829, respectively, were unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $17,360 and $0 were unpaid as of September 30, 1999 and December 31, 1998, respectively.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(3) Investments in Land and Improvements
                                                                                                             Total
                   Gross                            Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres     Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased    Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       09/30/99    Recognized
------ --------- ---------  ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -           -
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         23,468      611,505       156,977        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         67,362      235,275       378,409        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170        189,734      160,313     2,697,591        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        204,404         -          652,878        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        189,588         -          282,505        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          4,860         -          614,187        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          8,979         -          352,836        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          3,061        7,456       944,902        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          6,311        6,136       270,669        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         45,565         -          488,078        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,661,344    2,803,582          -           -
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998
                                       ------------ ------------ ------------ -------------- ------------ ------------ -------------
        Subtotal                       $ 8,499,401      611,108    9,110,509      7,867,865   10,139,342     6,839,032        -


                                                                   -10-


                                     -10-


                                                    INLAND LAND APPRECIATION FUND, L.P.
                                                          (a limited partnership)

                                                       Notes to Financial Statements
                                                                (continued)



(3) Investments in Land and Improvements (continued)
                                                                                                             Total
                   Gross                            Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres     Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased    Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       09/30/99    Recognized
------ --------- ---------  ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
       Subtotal                        $ 8,499,401      611,108    9,110,509      7,867,865   10,139,342     6,839,032       -

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        649,712      815,516     1,163,066       -
                 (30.9000)   07/10/98

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        411,403      320,961       891,115    163,169
                 (27.5100)   01/29/99

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         23,254       11,109       534,520       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316          9,939         -          529,255       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        572,872        3,651     3,502,113       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281        954,415    2,357,696          -          -
                (172.4950)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         35,838         -        2,781,278       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        909,395    2,505,635          -          -
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995
                 (96.2910)   08/26/99

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         21,281       83,663     1,396,313       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         15,084         -        2,783,862       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                       $23,624,761    1,562,308   25,187,069     11,471,058   16,237,573    20,420,554    163,169
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

                              September 30, 1999
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                      September 30,       December 31,
                                          1999               1998
                                      ------------       ------------
    Balance at January 1,............ $21,440,929         25,848,790
    Additions during period..........     609,312          1,131,328
    Sales during period..............  (1,629,687)        (5,539,189)
                                      ------------       ------------
    Balance at end of period......... $20,420,554         21,440,929
                                      ============       ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,034 acres of the approximately 2,178 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(5)  Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded a deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $36,604 has been recognized as of September 30, 1999. Of the $2,170,089 mortgage loans receivable received, $575,000 accrued interest at 9% per annum and had a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, was due. On June 19, 1998, this mortgage loan receivable of $575,000 was paid in full and the Partnership received $599,528 which represented the loan balance and accrued interest. The remaining $1,595,089 of the original note accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of September 30, 1999, the remaining mortgage loan receivable balance was $1,427,057 and accrued interest receivable totaled $142,158.

As a result of the sale of Lot 7 of Parcel 15 for a sales price of $89,100 on June 9, 1998, the Partnership received net sales proceeds of $490, a mortgage loan receivable of $88,101 and recorded a deferred gain on sale of $56,426. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $56,426 has been recognized as of September 30, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of July 1, 2001. As of September 30, 1999, the Partnership had received $91,517, which represented all principal and partial accrued interest on this loan. There is remaining accrued interest of $4,784 as of September 30, 1999.

As a result of the sale of Lot 9 of Parcel 15 for a sales price of $92,691 on June 11, 1998, the Partnership received net sales proceeds of $62,173, a mortgage loan receivable of $30,000 and recorded a deferred gain on sale of $18,514. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $18,514 has been recognized as of September 30, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of October 1, 1999. As of September 30, 1999, the remaining mortgage loan receivable balance was $2,106 and accrued interest receivable was $0.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)

As a result of the sale of the remaining approximately 126 acres of Parcel 21 for a sales price of $2,900,000 on June 25, 1998, the purchaser assumed the note payable to an Affiliate on this parcel totaling $394,623 and the interest payable to the Affiliate of $55,926. The Partnership received mortgage loans receivable totaling $2,449,451 and recorded a deferred gain on sale of $653,933. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $454,327 has been recognized as of September 30, 1999. Of the $2,449,451 mortgage loans receivable received, $1,651,000 (originally $1,983,000) accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,651,000. As of September 30, 1999, the remaining accrued interest receivable totaled $59,029. The remaining $798,451 of the original note (increased from $466,451) accrues interest at 9% per annum and has a maturity date of June 30, 2003, at which time all accrued interest, as well as principal, is due. As of September 30, 1999, the remaining mortgage loan receivable balance was $747,666 and accrued interest receivable totaled $90,761.

As a result of the sale of the remaining approximately 50 acres of Parcel 15 for a sales price of $1,850,000 on June 25, 1998, the Partnership received mortgage loans receivable totaling $1,850,000 and recorded a deferred gain on sale of $63,317. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $46,446 has been recognized as of September 30, 1999. Of the $1,850,000 mortgage loans receivable received, $1,152,749 accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30,
1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,152,749. The remaining $697,251 of the original note accrues interest at 9% per annum and has a maturity date of June 30, 2002, at which time all accrued interest, as well as principal, is due. As of September 30, 1999, the remaining mortgage loan receivable balance was $492,918 and accrued interest receivable totaled $89,126.

As a result of the sale of the remaining approximately 96 acres of Parcel 23 for a sales price of $1,350,000 on August 26, 1999, the Partnership received mortgage loans receivable totaling $1,350,000 and recorded a deferred gain on sale of $41,274. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $0 has been recognized as of September 30, 1999. Of the $1,350,000 mortgage loans receivable received, $600,000 accrues interest at 9% per annum and has a maturity date of November 6, 1999 (extended from October 30, 1999), at which time the principal is due, and the remaining $750,000 accrues interest at 9% per annum and has a maturity date of August 26, 2003 at which time all accrued interest as well as principal, is due. As of September 30, 1999, the remaining mortgage loan receivable balance was $1,350,000 and accrued interest receivable totaled $11,318.

At September 30, 1999, the fair market value of the mortgage loans receivable approximated their carrying values.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


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

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the nine months ended September 30, 1999, interest of $135,161 was capitalized, all of which was paid as of September 30, 1999.

(7)  Subsequent Event

On November 2, 1999, the Partnership received $600,000 for the principal paydown on the mortgage receivable for Parcel 23.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 1999, the Partnership has had multiple sales transactions, through which it has disposed of approximately 922 acres of the approximately 3,102 acres originally owned. As of September 30, 1999, cumulative distributions to the Limited Partners have totaled $9,422,838 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through September 30, 1999, the Partnership has used $11,471,058 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1999, the Partnership owns, in whole or in part, eighteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1999, the Partnership had cash and cash equivalents of $1,084,931, of which approximately $41,700 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately $1,043,231 is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. The Partnership sold the remaining acres of Parcels 1, 15, 21 and 23 to unaffiliated third-parties (see Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the sale of investments in land and improvements and the cost of land sold for the nine months ended September 30, 1999 is the result of the sale of approximately 28 acres of Parcel 17. Income from the sale of investments in land and improvements and the cost of land sold for the nine months ended September 30, 1998 is the result of the sale of the remaining acreage of Parcels 15 and 21 and the sale of approximately thirty-one acres of Parcel 16.

As of September 30, 1999, the Partnership owned eighteen parcels of land consisting of approximately 2,178 acres. Of the 2,178 acres owned, approximately 2,034 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Interest income decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, primarily as a result of less interest income earned on the mortgage loans receivable as the Partnership received paydowns on the mortgages from the sales of Parcels 15, 16 and 21. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales. The decrease for the three and nine months ended September 30, 1999, was partially offset by an increase in investment interest income as there was more cash available for investing due to the payments received on the mortgage loans receivable during 1998 and 1999.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in legal services and accounting services.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to increases in data processing and investor service expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in the Illinois Replacement Tax. General and administrative expenses to non-affiliates decreased for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, due to accounting reclassifications.

Marketing expenses to non-affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in non recurring advertising and travel expenses relating to marketing the land portfolio to prospective purchasers. Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to an increase in the capitalization of marketing costs to the specifically related land parcels.

Land operating expenses to Affiliates decreased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the Partnership had met this limit. Land operating expenses to non-affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in maintenance and utility expenses of the Partnership's land investments.


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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1999


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: November 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1999