Form 10-K
period 1999-12-31
INLAND LAND APPRECIATION FUND LP
filed 2000-03-23
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
Item  1.   Business.......................................................  3

Item  2.   Properties.....................................................  5

Item  3.   Legal Proceedings..............................................  5

Item  4.   Submission of Matters to a Vote of Security Holders............  5


                                    Part II
                                    -------

Item  5.   Market for Partnership's Limited Partnership Units
            and Related Security Holder Matters...........................  6

Item  6.   Selected Financial Data........................................  7

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  8

Item  7(a) Quantitative and Qualitative Disclosure About Market Risk...... 11

Item  8.   Financial Statements and Supplementary Data.................... 12

Item  9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure........................... 31


                                   Part III
                                   --------
Item 10.   Directors and Executive Officers of the Registrant............. 31

Item 11.   Executive Compensation......................................... 37

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management.................................................... 38

Item 13.   Certain Relationships and Related Transactions................. 38


                                    Part IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K................................................... 39

  SIGNATURES.............................................................. 40

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, resulting in gross offering proceeds of $30,000,000, which does not include the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1999, the Partnership has repurchased a total of 404.75 Units for $357,702 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 6, Kendall County, Illinois          78.3900              06/21/89

Parcel 7, Kendall County, Illinois          77.0490              06/21/89

Parcel 8, Kendall County, Illinois           5.0000              06/21/89
                                            (5.0000         sold 10/06/89)

Parcel 9, McHenry County, Illinois          51.0300              08/07/89

Parcel 10, McHenry County, Illinois        123.9400              08/07/89
                                          (123.9400         sold 12/06/89)

Parcel 11, McHenry County, Illinois         30.5920              08/07/89

Parcel 12, Kendall County, Illinois         90.2710              10/31/89
                                             (.7090         sold 04/26/91)

Parcel 13, McHenry County, Illinois         92.7800              11/07/89
                                            (2.0810         sold 09/18/97)

Parcel 14, McHenry County, Illinois         76.2020              11/07/89

Parcel 15, Lake County, Illinois            84.5564              01/03/90
                                           (10.5300         sold Var 1996)
                                            (5.4680         sold Var 1997)
                                           (68.5584         sold Var 1998)

Parcel 16, Kane/Kendall Counties,           72.4187              01/29/90
           Illinois                        (30.9000         sold 07/10/98)
                                           (10.3910         sold 12/15/99)

Parcel 17, McHenry County, Illinois         99.9240              01/29/90
                                           (27.5100         sold 01/29/99)

Parcel 18, McHenry County, Illinois         71.4870              01/29/90
                                            (1.0000         sold Var 1990)
                                             (.5200         sold 03/11/93)

Parcel 19, McHenry County, Illinois         63.6915              02/23/90

Parcel 20, Kane County, Illinois           224.1480              02/28/90
                                             (.2790         sold 10/17/91)

Parcel 21, Kendall County, Illinois        172.4950              03/08/90
                                          (172.4950         sold Var 1998)

Parcel 22, McHenry County, Illinois        254.5250              04/11/90

Parcel 23, Kendall County, Illinois        140.0210              05/08/90
                                            (4.4100         sold Var 1993)
                                           (35.8800         sold Var 1994)
                                            (3.4400         sold Var 1995)
                                           (96.2910         sold 08/26/99)

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 24, Kendall County, Illinois        298.4830              05/23/90
                                           (12.4570         sold 05/25/90)
                                            (4.6290         sold 04/01/96)

Parcel 25, Kane County, Illinois           225.0000              06/01/90

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-five parcels of undeveloped land and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1999, the Partnership has had multiple sales transactions, through which it has disposed of approximately 930 acres of the approximately 3,102 acres originally owned.

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

The Partnership had no employees during 1999.

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

There were no matters submitted to a vote of security holders during 1999.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1999, there were 3,214 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 17-18 of the Prospectus of the Partnership dated October 12, 1988, which is incorporated herein by reference. As of December 31, 1999, the Partnership had approximately $42,200 available for the repurchase of Units.

Item 6. Selected Financial Data


                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)



                            1999       1998       1997       1996       1995
                            ----       ----       ----       ----       ----
Total assets........... $24,680,969 25,809,385 28,057,898 28,788,243 25,575,833
                        =========== ========== ========== ========== ==========

Total income........... $ 4,021,769  8,008,204  6,438,303  1,348,095  1,017,740
                        =========== ========== ========== ========== ==========

Net income............. $ 1,882,472  2,030,823    171,674    451,249    354,647
                        =========== ========== ========== ========== ==========

Net income (loss)
 allocated to the one
 General Partner Unit.. $     4,063      2,529    (1,726)      (822)       (82)
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit (b). $     63.46      68.47       5.85      15.20      11.90
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c)............... $     89.55     115.68      62.41       -         12.36
                        =========== ========== ========== ========== ==========

Weighted average Limited
  Partnership Units....   29,599.53  29,621.04  29,639.10  29,738.54  29,802.51
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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 1999, the Partnership has had multiple sales transactions, through which it has disposed of approximately 930 acres of the approximately 3,102 acres originally owned. As of December 31, 1999, cumulative distributions to the Limited Partners have totaled $12,073,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through December 31, 1999, the Partnership has used $11,644,244 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1999, the Partnership owns, in whole or in part, eighteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1999, the Partnership had cash and cash equivalents of $696,685, of which approximately $42,200 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $654,485 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. Parcel 16 has been zoned with development and sales marketing underway. The Partnership sold the remaining acres of Parcel 23 to unaffiliated third-parties (see Note 4 of the Notes to Financial Statements.)

Results of Operations

As of December 31, 1999, the Partnership owned eighteen parcels of land consisting of approximately 2,172 acres. Of the 2,172 acres owned, approximately 2,090 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 1999 is a result of the sale of approximately 134 acres, including the remaining acreage of Parcel 23, the sale of approximately 10 acres of Parcel 16 and the sale of approximately 28 acres of Parcel 17. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 1998 is a result of the sale of approximately 272 acres, including the remaining acreage of Parcels 15 and 21 and the sale of approximately 31 acres of Parcel 16. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 1997 is a result of the sale of approximately 89 acres, including the remaining acres of Parcel 1, the sale of five additional lots of Parcel 15 and the sale of 2.081 acres of Parcel 13. Reference is made to Note 4 of the Notes to Financial Statements for additional discussion on the sales of the Partnership's real property investments.

Rental income increased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and December 31, 1997, due to the annual increase in lease amounts from tenants.

Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily as a result of less interest income earned on the mortgage loans receivable as the Partnership received paydowns on the mortgages from the sales of Parcels 15, 16, and 21. This decrease was partially offset by an increase in interest income on the mortgage loan receivable on Parcel 23. Interest income increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due primarily as a result of the interest income earned on the mortgage loans receivable the Partnership received from the sales of the remaining acreage of Parcels 1, 15 and 21 and the sale of approximately 31 acres of Parcel 16. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales.

Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to a decrease in legal services and accounting services. Professional services to non-affiliates decreased for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, due primarily to a decrease in legal services.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in postage and investor services, which was partially offset by an increase in data processing expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due primarily to decreases in postage, data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to an increase in the Illinois Replacement Tax paid.

Marketing expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to an increase in the capitalization of marketing costs to the specific land parcels. Marketing expenses to non-affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to a decrease in non-recurring advertising and travel expenses related to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the Partnership had met this limit. Land operating expenses to non-affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in repairs and grounds maintenance expenses of the Partnership's land investments. Land operating expenses to non-affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Partnership had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Partnership has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.


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


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data



                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................   13

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998.............................   14

  Statements of Operations, for the years ended
    December 31, 1999, 1998 and 1997.....................................   16

  Statements of Partners' Capital, for the years ended
    December 31, 1999, 1998 and 1997.....................................   18

  Statements of Cash Flows, for the years ended
    December 31, 1999, 1998 and 1997.....................................   19

  Notes to Financial Statements..........................................   21



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 28, 2000

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1999 and 1998


                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   696,685     1,133,942
  Accounts and accrued interest
    receivable (Note 6)...........................     462,209       181,821
  Current portion of mortgage loans
    receivable (Note 6)...........................   1,427,057        20,371
  Other current assets............................       1,371         1,584
                                                   ------------  ------------
Total current assets..............................   2,587,322     1,337,718
                                                   ------------  ------------
Other assets......................................      42,984        19,915
Mortgage loans receivable, less current
    portion (Note 6)..............................   1,747,986     3,010,823
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $877,618 and $970,132 at December 31,
  1999 and 1998, respectively) (Notes 3 and 4)....  20,302,677    21,440,929
                                                   ------------  ------------
Total assets...................................... $24,680,969    25,809,385
                                                   ============  ============























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)
                          December 31, 1999 and 1998


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     9,617         2,497
  Accrued real estate taxes.......................      45,099        42,174
  Due to Affiliates (Notes 3 and 7)...............      42,744       275,297
  Notes payable to Affiliate (Note 7).............   2,493,750     2,493,750
  Unearned income.................................       3,207        54,024
                                                   ------------  ------------
Total current liabilities.........................   2,594,417     2,867,742

Deferred gain on sale of investments in land and
  improvements (Note 6)...........................     296,357       376,302

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     172,541       168,478
    Cumulative cash distributions.................    (153,743)     (153,743)
                                                   ------------  ------------
                                                        19,298        15,235
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 30,001 Units,
      29,596.25 and 29,606.25 outstanding at
      December 31, 1999 and 1998, respectively
      (net of offering costs of $3,768,113, of
      which $1,069,764 was paid to Affiliates)....  25,875,185    25,882,018
    Cumulative net income.........................   7,969,335     6,090,926
    Cumulative cash distributions................. (12,073,623)   (9,422,838)
                                                   ------------  ------------
                                                    21,770,897    22,550,106
                                                   ------------  ------------
Total Partners' capital...........................  21,790,195    22,565,341
                                                   ------------  ------------
Total liabilities and Partners' capital........... $24,680,969    25,809,385
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
                                         ----          ----          ----
Income:
  Sale of investments in land and
    improvements (Note 4)........... $ 3,286,385     5,742,721     6,190,802
  Recognition of deferred gain on
    sale of investments in land
    and improvements (Note 6).......     110,504     1,574,424          -
  Rental income (Note 5)............     268,149       240,240       241,853
  Interest income...................     353,231       433,319           348
  Other income......................       3,500        17,500         5,300
                                     ------------  ------------  ------------
                                       4,021,769     8,008,204     6,438,303
                                     ------------  ------------  ------------
Expenses:
  Cost of land sold.................   1,920,750     5,539,189     5,846,535
  Professional services to
    Affiliates......................      28,797        47,335        47,558
  Professional services to
    non-affiliates..................      30,732        32,672        46,652
  General and administrative
    expenses to Affiliates..........      20,077        22,907        29,694
  General and administrative
    expenses to non-affiliates......      31,700        17,123        19,838
  Marketing expenses
    to Affiliates...................      27,869        90,279       123,333
  Marketing expenses to
    non-affiliates..................      17,517        63,967        19,797
  Land operating expenses to
    Affiliates......................        -           25,858        55,279
  Land operating expenses to
    non-affiliates..................      61,855       138,051        77,943
                                     ------------  ------------  ------------
                                       2,139,297     5,977,381     6,266,629
                                     ------------  ------------  ------------
Net income.......................... $ 1,882,472     2,030,823       171,674
                                     ============  ============  ============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
                                         ----          ----          ----
Net income (loss) allocated (Note 2):
  General Partner................... $     4,063         2,529        (1,726)
  Limited Partners..................   1,878,409     2,028,294       173,400
                                     ------------  ------------  ------------
Net income.......................... $ 1,882,472     2,030,823       171,674
                                     ============  ============  ============

Net income (loss) allocated to
  the one General Partner Unit...... $     4,063         2,529        (1,726)
                                     ============  ============  ============

Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership Units
  (29,599.53, 29,621.04 and 29,639.10
  for the years ended December 31,
  1999, 1998 and 1997, respectively) $     63.46         68.47          5.85
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1999, 1998 and 1997



                                        General      Limited
                                        Partner      Partners       Total
                                        -------      --------       -----
Balance at January 1, 1997.......... $    14,432    25,669,071    25,683,503

Net income (loss) (Note 2)..........      (1,726)      173,400       171,674
Distributions to Partners ($62.41 per
  weighted average Limited Partnership
  Units of 29,639.10) (Note 2)......        -       (1,849,815)   (1,849,815)
Repurchase of Limited Partnership
  Units.............................        -          (25,847)      (25,847)
                                     ------------  ------------  ------------
Balance at December 31, 1997........      12,706    23,966,809    23,979,515

Net income (Note 2).................       2,529     2,028,294     2,030,823
Distributions to Partners ($115.68 per
  weighted average Limited Partnership
  Units of 29,621.04) (Note 2)......        -       (3,426,619)   (3,426,619)
Repurchase of Limited Partnership
  Units.............................        -          (18,378)      (18,378)
                                     ------------  ------------  ------------
Balance at December 31, 1998........      15,235    22,550,106    22,565,341

Net income (Note 2).................       4,063     1,878,409     1,882,472
Distributions to Partners ($89.55 per
  weighted average Limited Partnership
  Units of 29,599.53) (Note 2)......        -       (2,650,785)   (2,650,785)
Repurchase of Limited Partnership
  Units.............................        -           (6,833)       (6,833)
                                     ------------  ------------  ------------
Balance at December 31, 1999........ $    19,298    21,770,897    21,790,195
                                     ============  ============  ============














                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $ 1,882,472     2,030,823       171,674
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Gain on sale of investments in
      land and improvements.........  (1,365,635)     (203,532)     (344,267)
    Recognition of deferred gain on
      sale of investments in land
      and improvements..............    (110,504)   (1,574,424)         -
    Changes in assets and liabilities:
      Accounts and accrued interest
       receivable...................    (280,388)     (180,460)       (1,361)
      Other assets..................     (22,856)          657            89
      Accounts payable..............       7,120       (22,688)      (57,188)
      Accrued real estate taxes.....       2,925        (5,715)         (228)
      Due to Affiliates.............    (232,553)     (264,432)      446,279
      Unearned income...............     (50,817)       34,746        (3,961)
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............    (170,236)     (185,025)      211,037
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected on
    mortgage loans receivable.......   1,206,151     4,918,596          -
  Additions to investments in land
    and improvements................    (782,498)   (1,131,328)   (3,018,999)
  Proceeds from disposition of
    investments in land and
    improvements....................   1,966,944     1,356,292       802,103
Net cash flow provided by (used in)  ------------  ------------  ------------
  investing activities..............   2,390,597     5,143,560    (2,216,896)
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................      (6,833)      (18,378)      (25,847)
  Net proceeds from notes payable to
    Affiliate.......................        -         (395,098)    3,807,351
  Cash distributions................  (2,650,785)   (3,426,619)   (1,849,815)
Net cash flow provided by (used in)  ------------  ------------  ------------
  financing activities..............  (2,657,618)   (3,840,095)    1,931,689
                                     ------------  ------------  ------------



                See accompanying notes to financial statements.

                        INLAND LAND APPRECIATION FUND, L.P.
                              (a limited partnership)

                             Statements of Cash Flows
                                    (continued)

               For the years ended December 31, 1999, 1998 and 1997

                                         1999          1998          1997
                                         ----          ----          ----
Net increase (decrease) in cash
  and cash equivalents.............. $  (437,257)    1,118,440       (74,170)
Cash and cash equivalents at
  beginning of year.................   1,133,942        15,502        89,672
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $   696,685     1,133,942        15,502
                                     ============  ============  ============



Supplemental schedule of non-cash investing and financing activities:


                                         1999          1998          1997
                                         ----          ----          ----
Mortgage loans receivable........... $(1,350,000)   (5,779,701)   (2,170,089)
Reduction in investments in land
  and improvements..................   1,920,750     5,539,189     5,846,535
Gain on sale of investments in land
  and improvements..................   1,365,635       203,532       344,267
Assumption of note and interest
  payable to Affiliate..............        -         (450,549)   (3,325,515)
Deferred gain on sale of investments
  in land and improvements..........      30,559     1,843,821       106,905
Proceeds from disposition of         ------------  ------------  ------------
  investments in land and
  improvements...................... $ 1,966,944     1,356,292       802,103
                                     ============  ============  ============

















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1999, 1998 and 1997


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1999, the Partnership has repurchased a total of 404.75 Units for $357,702 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents which are carried at cost, which approximates market.

Except as described in footnote (b) to Note 4 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1999 and 1998, the Partnership has not recognized any such impairment.

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
                                       1999                      1998
                             ------------------------  ------------------------
                                               Tax                      Tax
                                 GAAP         Basis       GAAP         Basis
                                 Basis     (unaudited)    Basis     (unaudited)
                             ------------ ------------ ----------- ------------
  Total assets.............. $24,680,969   28,449,083   25,809,385  29,577,498

  Partners' capital:
    General Partner.........      19,298       23,029       15,235      16,851
    Limited Partners........  21,770,897   25,535,279   22,550,106  26,316,603

  Net income allocated:
    General Partner.........       4,063        6,178        2,529       1,592
    Limited Partners........   1,878,409    1,876,294    2,028,294   2,029,230

  Net income per Limited
    Partnership Unit........       63.46        63.39        68.47       68.51

The net income per Unit is based upon the weighted average number of Units of 29,599.53 and 29,621.04 during 1999 and 1998, respectively.

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $878 and $65,066 were unpaid as of December 31, 1999 and 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit. Such fees of $25,858 and $55,279 have been incurred for the years ended December 31, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates, of which $81,136 was unpaid as of December 31, 1998.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $27,869, $90,279 and $123,333 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1999, 1998 and 1997, respectively, of which $0 and $14,829 were unpaid as of December 31, 1999 and 1998, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $266,986 and $188,506 have been incurred for the years ended December 31, 1999 and 1998, respectively, and are included in investments in land, of which $41,866 and $114,265 were unpaid as of December 31, 1999 and 1998, respectively.

                                               INLAND LAND APPRECIATION FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)

(4) Investments in Land and Improvements
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        12/31/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625      485,305      5,462,589    5,947,894          -           -
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014      745,014         24,608      611,505       158,117        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305      202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126      546,322         70,668      235,275       381,715        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943    2,668,170        236,125      160,313     2,743,982        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691      448,474        207,892         -          656,366        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163       92,917        192,920         -          285,837        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113       65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482      609,327          5,846         -          615,173        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224       99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641      343,857          9,912         -          353,769        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908      949,297          3,995        7,456       945,836        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188      270,494          7,348        6,136       271,706        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402      442,513         46,602         -          489,115        -

15       Lake      84.5564   01/03/90    1,056,955       85,283    1,142,238      1,661,344    2,803,582          -         81,594
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998
                                       ------------ ------------ ------------ -------------- ------------ ------------ -------------
        Subtotal                       $ 8,499,401      611,108    9,110,509      7,930,449   10,139,342     6,901,616      81,594


                                                                   -25-


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
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        12/31/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

       Subtotal                        $ 8,499,401      611,108    9,110,509      7,930,449   10,139,342     6,901,616     81,594

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333    1,328,870        655,887    1,106,579       878,178  1,202,466
                 (30.9000)   07/10/98
                 (10.3910)   12/15/99

17      McHenry   99.9240    01/29/90      739,635       61,038      800,673        445,947      320,961       925,659    163,169
                 (27.5100)   01/29/99

18      McHenry   71.4870    01/29/90      496,116       26,259      522,375         24,317       11,109       535,583       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158      519,316         11,235         -          530,551       -

20       Kane    224.1480    02/28/90    2,749,800      183,092    2,932,892        637,364        3,651     3,566,605       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822    1,403,281        954,415    2,357,696          -        13,558
                (172.4950)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559    2,745,440         36,745         -        2,782,185       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240    1,596,240        909,395    2,505,635          -        15,352
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995
                 (96.2910)   08/26/99

24      Kendall  298.4830    05/23/90    1,359,774       98,921    1,458,695         22,214       83,663     1,397,246       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778    2,768,778         16,276         -        2,785,054       -
                                       ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                       $23,624,761    1,562,308   25,187,069     11,644,244   16,528,636    20,302,677  1,476,139
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

(c) Reconciliation of investments in land and improvements owned:

                                          1999               1998
                                      ------------       ------------
    Balance at January 1,...........  $21,440,929         25,848,790
    Additions during year...........      782,498          1,131,328
    Sales during year...............   (1,920,750)        (5,539,189)
                                      ------------       ------------
    Balance at December 31,.........  $20,302,677         21,440,929
                                      ============       ============

(d) The aggregate cost of investments in land and improvements owned at December 31, 1999 for Federal income tax purposes was approximately $20,303,000 (unaudited).


(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,090 acres of the approximately 2,172 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(6) Mortgage Loans Receivable

As a result of the sale of the remaining approximately 81 acres of Parcel 1 for a sales price of $5,750,000 on December 29, 1997, the purchaser assumed the note payable to an Affiliate on this parcel totaling $3,325,515 and the interest payable to the Affiliate of $254,396. The Partnership received mortgage loans receivable totaling $2,170,089 and recorded a deferred gain on sale of $106,905. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $36,604 has been recognized as of December 31, 1999. Of the $2,170,089 mortgage loans receivable received, $575,000 accrued interest at 9% per annum and had a maturity date of July 1, 1998, at which time all accrued interest, as well as principal, was due. On June 19, 1998, this mortgage loan receivable of $575,000 was paid in full and the Partnership received $599,528 which represented the loan balance and accrued interest. The remaining $1,595,089 accrues interest at 9% per annum and has a maturity date of December 30, 2000, at which time all accrued interest, as well as principal, is due. As of December 31, 1999, the remaining mortgage loan receivable balance was $1,427,057 and accrued interest totaled $174,531.

As a result of the sale of Lot 7 of Parcel 15 for a sales price of $89,100 on June 9, 1998, the Partnership received net sales proceeds of $490, a mortgage loan receivable of $88,101 and recorded a deferred gain on sale of $56,426. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $56,426 has been recognized as of December 31, 1999. The mortgage loan receivable accrues interest at 9% per annum, paid monthly, and has a maturity date of July 1, 2001. As of December 31, 1999, the Partnership had received $88,063, which represented all principal plus $4,116 of accrued interest on this loan. There is remaining accrued interest of $4,784 as of December 31, 1999.

As a result of the sale of Lot 9 of Parcel 15 for a sales price of $92,691 on June 11, 1998, the Partnership received net sales proceeds of $62,173, a mortgage loan receivable of $30,000 and recorded a deferred gain on sale of $18,514. The deferred gain was recognized over the life of the related mortgage loan receivable as principal payments were received, of which $18,514 has been recognized as of December 31, 1999. The mortgage loan receivable accrued interest at 9% per annum, paid monthly, and had a maturity date of October 1, 1999. As of December 31, 1999, the mortgage loan receivable and the related accrued interest receivable were paid in full.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


As a result of the sale of the remaining approximately 126 acres of Parcel 21 for a sales price of $2,900,000 on June 25, 1998, the purchaser assumed the note payable to an Affiliate on this parcel totaling $394,623 and the interest payable to the Affiliate of $55,926. The Partnership received mortgage loans receivable totaling $2,449,451 and recorded a deferred gain on sale of $653,933. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $454,327 has been recognized as of December 31, 1999. Of the $2,449,451 mortgage loans receivable received, $1,651,000 (originally $1,983,000) accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30, 1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,651,000. The remaining $798,451 (originally $466,451) accrues interest at 9% per annum and has a maturity date of June 30, 2003, at which time all accrued interest, as well as principal, is due. As of December 31, 1999, the remaining mortgage loan receivable balance was $747,666 and accrued interest totaled $107,121.

As a result of the sale of the remaining approximately 50 acres of Parcel 15 for a sales price of $1,850,000 on June 25, 1998, the Partnership received mortgage loans receivable totaling $1,850,000 and recorded a deferred gain on sale of $63,317. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $52,073 has been recognized as of December 31, 1999. Of the $1,850,000 mortgage loans receivable received, $1,152,749 accrues interest at 9% per annum and had a maturity date of November 16, 1998 (extended from September 30,
1998), at which time all principal was due. On November 17, 1998, the Partnership received $1,152,749. The remaining $697,251 accrues interest at 9% per annum and has a maturity date of June 30, 2002, at which time all accrued interest, as well as principal, is due. As of December 31, 1999, the remaining mortgage loan receivable balance was $328,516 and accrued interest totaled $84,160.

As a result of the sale of the remaining approximately 96 acres of Parcel 23 for a sales price of $1,350,000 on August 26, 1999, the Partnership received mortgage loans receivable totaling $1,350,000 and recorded a deferred gain on sale of $30,559. The deferred gain will be recognized over the life of the related mortgage loans receivable as principal payments are received, of which $15,352 has been recognized as of December 31, 1999. Of the $1,350,000 mortgage loans receivable received, $600,000 accrued interest at 9% per annum and had a maturity date of November 6, 1999 (extended from October 30, 1999), at which time the principal was due, and the remaining $750,000 accrues interest at 9% per annum and has a maturity date of August 26, 2003 at which time all accrued interest as well as principal, is due. On November 2, 1999, the Partnership received the $600,000 as a principal paydown. As of December 31, 1999, the remaining mortgage loan receivable balance was $671,804 and accrued interest receivable totaled $32,124.

At December 31, 1999, the fair market value of the mortgage loans receivable approximated their carrying values.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(7) Notes Payable to Affiliate

Through December 30, 1998, the General Partner had made loans to the Partnership totaling $2,670,400. Net sales proceeds totaling $1,849,815 from Parcels 1, 4, 12, 15, 20, 23, and 24 were previously retained and used to fund pre-development activity on certain of the Partnership's land investments. In July 1997, the Partnership distributed these net sales proceeds by obtaining a loan from the General Partner. The remainder of funds loaned to the Partnership were for Partnership operations. The note accrued interest at 10% per annum and had a maturity date of January 1, 1999. On December 30, 1998, this note was paid in full by the Partnership. For the year ended December 31, 1998, interest of $263,428 was capitalized, of which $114,266 was unpaid as of December 31, 1998.

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the year ended December 31, 1999, interest of $179,550 was capitalized, all of which was paid as of December 31, 1999.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1999.


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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. DelRosso.... Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 56) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a provider of affordable housing.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS (age 55) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a member of the Real Estate Investment Association and a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 55) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 42) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management, especially with regard to financing activities. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for their expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1999, such costs were $48,874, of which $878 was unpaid as of December 31, 1999.

The General Partner was entitled to receive an Asset Management Fee equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1999, the Partnership incurred $27,869 of such costs, of which $0 was unpaid as of December 31, 1999.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1999, the Partnership incurred $266,986 of such costs, of which $41,866 was unpaid, and included in the investments in land and improvements. As of December 31, 1999, notes payable to Affiliate totaled $2,493,750. For the year ended December 31, 1999, interest of $179,550 was capitalized, of which $0 was unpaid as of December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

  (b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                Amount and Nature
                                 of Beneficial              Percent
       Title of Class              Ownership                of Class
       --------------           ----------------         --------------
       Limited Partnership    277 Units directly          Less than 1%
       Units


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

  (b) Exhibits. The following exhibits are filed as part of this report:

    27  Financial Data Schedule

    The following exhibits are incorporated herein by reference:

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


  (d) Reports on Form 8-K:

      None.


No Annual Report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND LAND APPRECIATION FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

                                  /s/ Patricia A. DelRosso

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: March 22, 2000

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 2000

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 2000

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 2000