Form 10-Q
period 2000-03-31
INLAND LAND APPRECIATION FUND LP
filed 2000-05-11
CIK 825315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 2000

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


2901 Butterfield Road, Oak Brook, Illinois             60523
 (Address of principal executive office)             (Zip Code)


  Registrant's telephone number, including area code:  630-218-
8000


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

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                                    Assets
                                    ------

                                                       2000
1999
                                                       ----
----
Current assets:
  Cash and cash equivalents (Note 1).............. $   453,700
696,685
  Accounts and accrued interest receivable
    (Note 5)......................................     534,958
462,209
  Current portion of mortgage loan
    receivable (Note 5)...........................   1,418,966
1,427,057
  Other current assets............................         595
1,371
                                                   ------------  -
-----------
Total current assets..............................   2,408,219
2,587,322
                                                   ------------  -
-----------
Other assets......................................      39,910
42,984
Mortgage loans receivable, less current
  portion (Note 5)................................   1,681,984
1,747,986
Investments in land and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $877,618 and $877,618 at March 31, 2000
  and December 31, 1999, respectively (Notes 1,
  2 and 3)........................................  20,701,187
20,302,677
                                                   ------------  -
-----------
Total assets...................................... $24,831,300
24,680,969
                                                   ============
============





















                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       2000
1999
                                                       ----
----
Current liabilities:
  Accounts payable................................ $    30,296
9,617
  Accrued real estate taxes.......................      56,915
45,099
  Due to Affiliates (Note 2)......................      53,844
42,744
  Notes payable to Affiliate (Note 6).............   2,493,750
2,493,750
  Unearned income.................................      55,446
3,207
                                                   ------------  -
-----------
Total current liabilities.........................   2,690,251
2,594,417

Deferred gain on sale of investments in land and
  improvements (Note 5)...........................     284,253
296,357

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500
500
    Cumulative net income.........................     173,086
172,541
    Cumulative cash distributions.................    (153,743)
(153,743)
                                                   ------------  -
-----------
                                                        19,843
19,298
  Limited Partners:                                ------------  -
-----------
    Units of $1,000. Authorized 30,001 Units,
      29,596 Units outstanding (net of offering
      costs of $3,768,113, of which $1,069,764
      was paid to Affiliates).....................  25,875,185
25,875,185
    Cumulative net income.........................   8,035,391
7,969,335
    Cumulative cash distributions................. (12,073,623)
(12,073,623)
                                                   ------------  -
-----------
                                                    21,836,953
21,770,897
                                                   ------------  -
-----------
Total Partners' capital...........................  21,856,796
21,790,195
                                                   ------------  -
-----------
Total liabilities and Partners' capital........... $24,831,300
24,680,969
                                                   ============
============








                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       2000
1999
Income:                                                ----
----
  Sale of investments in land and improvements
    (Notes 1 and 3)............................... $      -
484,130
  Recognition of deferred gain on sale of
    investments in land and improvements (Note 5).      12,104
5,003
  Rental income (Note 4)..........................      64,072
59,933
  Interest income.................................      76,816
81,531
  Other income....................................        -
3,500
                                                   ------------  -
-----------
                                                       152,992
634,097
                                                   ------------  -
-----------
Expenses:
  Cost of land sold...............................        -
320,961
  Professional services to Affiliates.............       9,314
10,400
  Professional services to non-affiliates.........      27,300
28,675
  General and administrative expenses to
    Affiliates....................................      10,279
11,774
  General and administrative expenses to
    non-affiliates................................      15,186
18,901
  Marketing expenses to Affiliates................       4,312
27,149
  Marketing expenses to non-affiliates............       7,353
5,692
  Land operating expenses to non-affiliates.......      12,647
13,769
                                                   ------------  -
-----------
                                                        86,391
437,321
                                                   ------------  -
-----------
Net income........................................ $    66,601
196,776
                                                   ============
============

Net income allocated to:
  General Partner.................................         545
286
  Limited Partners................................      66,056
196,490
                                                   ------------  -
-----------
Net income........................................ $    66,601
196,776
                                                   ============
============

Net income allocated to the one General
  Partner Unit.................................... $       545
286
                                                   ============
============

Net income per Unit allocated to Limited Partners
  per weighted average Limited Partner Units
  (29,596 and 29,606 for the three months
  ended March 31, 2000 and 1999, respectively).... $      2.23
6.64
                                                   ============
============


                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)



                                                       2000
1999
Cash flows from operating activities:                  ----
----
  Net income...................................... $    66,601
196,776
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of investments in land and
      improvements................................        -
(163,169)
    Recognition of deferred gain on sale of
      investments in land and improvements........     (12,104)
(5,003)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (72,749)
(64,233)
      Other current assets........................       3,850
914
      Accounts payable............................      20,679
31,377
      Accrued real estate taxes..................       11,816
11,386
      Due to Affiliates...........................      11,100
(243,217)
      Unearned income.............................      52,239
27,862
Net cash provided by (used in) operating           ------------  -
-----------
    activities....................................      81,432
(207,307)
                                                   ------------  -
-----------
Cash flows from investing activities:
  Principal payments collected on mortgage
    loans receivable..............................      74,093
44,365
  Additions to investments in land
    and improvements..............................    (398,510)
(112,629)
  Proceeds from disposition of investments in
    land and improvements.........................        -
484,130
Net cash provided by (used in) investing           ------------  -
-----------
  activities......................................    (324,417)
415,866
                                                   ------------  -
-----------
Net increase (decrease) in cash and
  cash equivalents................................    (242,985)
208,559
Cash and cash equivalents at beginning of period..     696,685
1,133,942
                                                   ------------  -
-----------
Cash and cash equivalents at end of period........ $   453,700
1,342,501
                                                   ============
============










                See accompanying notes to financial statements.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 2000
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the
Partnership's audited
financial statements for the  fiscal  year  ended  December 31,
1999, which are
included  in  the  Partnership's  1999   Annual  Report,  as
certain  footnote
disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land  Appreciation  Fund,  L.P. (the
"Partnership"), was
formed in  October  1987,  pursuant  to  the  Delaware  Revised
Uniform Limited
Partnership Act, to invest in undeveloped land on an all-cash basis and realize
appreciation of such land  upon  resale.  On  October 12, 1988, the Partnership
commenced an  Offering  of  10,000  (subject  to  increase  to
30,000) Limited
Partnership Units ("Units") pursuant to  a  Registration Statement on Form S-11
under the Securities Act of 1933.  Inland Real Estate Investment
Corporation is
the General Partner.  The  Offering  terminated  on October 6,
1989, with total
sales of 30,000 Units, at $1,000 per Unit, not including the
General Partner or
the Initial Limited Partner.    All  of  the  holders  of these
Units have been
admitted to this Partnership.  The Limited Partners of the
Partnership share in
their portion of  benefits  of  ownership  of  the  Partnership's real property
investments according to the number of Units held.    As of March
31, 2000, the
Partnership has repurchased a total  of  404.75 Units for $357,702 from various
Limited Partners through  the  Unit  Repurchase  Program.    Under
this program
Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $38,881 and $878 were unpaid as of March 31, 2000 and December 31, 1999, respectively.

The General Partner is entitled to  receive Asset Management Fees equal to one-
quarter of 1% of  the  original  cost  to  the  Partnership of undeveloped land
annually, limited to a cumulative total over  the life of the
Partnership of 2%
of the land's original cost  to  the  Partnership.    As  of June
30, 1998, the
Partnership had met this limit. No such fees were incurred in 1999 and 2000.

An  Affiliate  of  the  General  Partner  performed  marketing and advertising
services for the Partnership and  was  reimbursed  (as set forth under terms of
the Partnership Agreement) for direct costs.   Such costs of
$4,312 and $27,149
have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000 and December 31, 1999, all of such fees were paid.

An Affiliate of  the  General  Partner  performed  property
upgrades, rezoning,
annexation and other activities  to  prepare the Partnership's land investments
for sale and  was  reimbursed  (as  set  forth  under  terms of the Partnership
Agreement) for salaries and direct  costs.    The Affiliate did
not recognize a
profit on any project. Such costs are included in investments in land.

                                               INLAND LAND
APPRECIATION FUND, L.P.
                                                     (a limited
partnership)

                                                  Notes to
Financial Statements

(continued)

(3) Investments in Land and Improvements

Total
                   Gross                            Initial Costs
Costs                     Remaining    Current
                   Acres    Purchase/  ---------------------------
-----------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition
Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs
Costs      Acquisition       Sold        03/31/00   Recognized
------ --------- ---------- ---------- ------------ ------------ -
----------- -------------- ------------ ------------ ------------
 1      Kendall    84.7360   01/19/89  $   423,680       61,625
485,305      5,462,589    5,947,894          -           -
                   (3.5200)  12/24/96
                    (.3520)  11/25/97
                  (80.8640)  12/29/97

 2      McHenry   223.4121   01/19/89      650,000       95,014
745,014         25,871      611,505       159,380        -
                 (183.3759)  12/27/90

 3      Kendall    20.0000   02/09/89      189,000       13,305
202,305           -         202,305          -           -
                  (20.0000)  05/08/90

 4      Kendall    69.2760   04/18/89      508,196       38,126
546,322         79,762      235,275       390,809        -
                    (.4860)  02/28/91
                  (27.5750)  08/25/95

 5      Kendall   372.2230   05/03/89    2,532,227      135,943
2,668,170        282,048      160,313     2,789,905        -
        (a)        (Option)  04/06/90

 6      Kendall    78.3900   06/21/89      416,783       31,691
448,474        216,077         -          664,551        -
        (b)
 7      Kendall    77.0490   06/21/89       84,754        8,163
92,917        201,106         -          294,023        -
        (b)
 8      Kendall     5.0000   06/21/89       60,000        5,113
65,113           -          65,113          -           -
        (b)        (5.0000)  10/06/89

 9      McHenry    51.0300   08/07/89      586,845       22,482
609,327          6,755         -          616,082        -
        (b)
10      McHenry   123.9400   08/07/89       91,939        7,224
99,163            600       99,763          -           -
        (b)      (123.9400)  12/06/89

11      McHenry    30.5920   08/07/89      321,216       22,641
343,857         10,821         -          354,678        -
        (b)
12      Kendall    90.2710   10/31/89      907,389       41,908
949,297          5,460        7,456       947,301        -
                    (.7090)  04/26/91

13      McHenry    92.7800   11/07/89      251,306       19,188
270,494          8,358        6,136       272,716        -
                   (2.0810)  09/18/97

14      McHenry    76.2020   11/07/89      419,111       23,402
442,513         47,713         -          490,226        -

15       Lake      84.5564   01/03/90    1,056,955       85,283
1,142,238      1,661,344    2,803,582          -           -
                  (10.5300)  Var 1996
                   (5.4680)  Var 1997
                  (68.5584)  Var 1998
                                       ------------ ------------ -
----------- -------------- ------------ ------------ -------------
        Subtotal                       $ 8,499,401      611,108
9,110,509      8,008,504   10,139,342     6,979,671        -



-8-


                                      -8-



                                                    INLAND LAND
APPRECIATION FUND, L.P.
                                                          (a
limited partnership)

                                                       Notes to
Financial Statements

(continued)



(3) Investments in Land and Improvements (continued)

Total
                   Gross                            Initial Costs
Costs                     Remaining    Current
                   Acres    Purchase/  ---------------------------
-----------  Capitalized    Costs of       Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition
Total     Subsequent to   Property      Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs
Costs      Acquisition      Sold         03/31/00  Recognized
------ --------- ---------- ---------- ------------ ------------ -
----------- -------------- ------------ ------------ ----------
       Subtotal                        $ 8,499,401      611,108
9,110,509      8,008,504   10,139,342     6,979,671       -

16  Kane/Kendall  72.4187    01/29/90    1,273,537       55,333
1,328,870        660,557    1,106,579       882,848       -
                 (30.9000)   07/10/98
                 (10.3910)   12/15/99

17      McHenry   99.9240    01/29/90      739,635       61,038
800,673        452,070      320,961       931,782       -
                 (27.5100)   01/29/99

18      McHenry   71.4870    01/29/90      496,116       26,259
522,375         25,454       11,109       536,720       -
                  (1.0000)   Var 1990
                   (.5200)   03/11/93

19      McHenry   63.6915    02/23/90      490,158       29,158
519,316         12,271         -          531,587       -

20       Kane    224.1480    02/28/90    2,749,800      183,092
2,932,892        941,292        3,651     3,870,533       -
                   (.2790)   10/17/91

21      Kendall  172.4950    03/08/90    1,327,459       75,822
1,403,281        954,415    2,357,696          -        11,593
                (172.4950)   Var 1998

22      McHenry  254.5250    04/11/90    2,608,881      136,559
2,745,440         37,882         -        2,783,322       -

23      Kendall  140.0210    05/08/90    1,480,000      116,240
1,596,240        909,395    2,505,635          -           511
                  (4.4100)   Var 1993
                 (35.8800)   Var 1994
                  (3.4400)   Var 1995
                 (96.2910)   08/26/99

24      Kendall  298.4830    05/23/90    1,359,774       98,921
1,458,695         23,527       83,663     1,398,559       -
                 (12.4570)   05/25/90
                  (4.6290)   04/01/96

25       Kane    225.0000    06/01/90    2,600,000      168,778
2,768,778         17,387         -        2,786,165       -
                                       ------------ ------------ -
----------- -------------- ------------ ------------ -----------
                                       $23,624,761    1,562,308
25,187,069     12,042,754   16,528,636    20,701,187     12,104
                                       ============ ============
============ ============== ============ ============ ===========








-9-

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


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

(c) Reconciliation of investments in land and improvements owned:

                                        March 31,         December
31,
                                          2000               1999
                                      ------------       ---------
---
    Balance at January 1,............ $20,302,677
21,440,929
    Additions during period..........     398,510
782,498
    Sales during period..............        -
(1,920,750)
                                      ------------       ---------
---
    Balance at end of period......... $20,701,187
20,302,677
                                      ============
============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2000, the Partnership had farm leases of generally one year in duration, for approximately 1,920 acres of the approximately 2,172 acres owned.

                      INLAND LAND APPRECIATION FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result  of  sales  of Parcels, in whole or in
part.  The Partnership  has  recorded  a  deferred  gain  on these sales.  The
deferred gain will be recognized  over  the  life  of the related mortgage loan
receivable as principal payments are  received.    At  March 31,
2000, the fair
market value of the mortgage loans receivable approximated their carrying value.

                                                       Accrued
                                                       Interest
Deferred
                 Interest    Principal Balance        Receivable
Gain
Parcel  Maturity   Rate     03/31/00    12/31/99       03/31/00
03/31/00
------ --------- -------- ----------- -----------    ----------- -
----------
  1    12/30/00    9.00%   1,418,966   1,427,057        206,464
70,301

 15    06/30/02    9.00%     328,516     328,516         96,295
11,244

 21    06/30/03    9.00%     704,240     747,666        181,973
188,012

 23    08/26/03    9.00%     649,228     671,804         46,897
14,696
                          ----------- -----------    ----------- -
----------
                           3,100,950   3,175,043        531,629
284,253
                          =========== ===========    ===========
===========


(6)    Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel
5.  The note
accrues interest at 7.2% and has a maturity date of December 29, 2001. For the three months ended March 31, 2000, interest of $44,888 was capitalized, of which $14,963 was unpaid as of March 31, 2000. At March 31, 2000, the fair market value of the notes payable to Affiliate approximated its carrying value.

Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition  and
         Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this quarterly report on
Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations;
adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General
Partner.

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

The Partnership used $25,187,069 of  gross  offering proceeds to purchase on an
all-cash basis  twenty-five  parcels  of  undeveloped  land  and an  option to
purchase undeveloped  land.    These  investments  include  the
payment of the
purchase price, acquisition fees and acquisition costs of such properties.
Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 2000, the Partnership has had multiple sales transactions, through which it has disposed of approximately 930 acres of the approximately 3,102 acres originally owned. As of March 31, 2000, cumulative distributions to the
Limited Partners have totaled $12,073,623 (which represents a return of
Invested Capital, as defined in the Partnership Agreement) and $153,743 to the
General Partner. Through March 31, 2000, the Partnership has used $11,644,244 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 2000, the Partnership owns, in whole or in part, eighteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2000, the Partnership had cash and cash equivalents of $453,700, of which approximately $42,700 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for
Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. Parcel 16 has been zoned with development and sales marketing underway. Zoning discussions have begun on Parcel 12. The Partnership sold the remaining acres of Parcels 1, 15 and 21 to unaffiliated third-parties (see Note
3 of the Notes to Financial Statements.)

Results of Operations

As of March 31, 2000, the Partnership owned eighteen parcels of land consisting of approximately 2,172 acres. Of the 2,172 acres owned, approximately 1,920 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investments in land and improvements and the cost of land sold for the three months ended March 31, 1999 is the result of the sale of approximately 28 acres of Parcel 17.

Professional services to Affiliates and non-affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March 31,
1999, due to a decrease in legal and accounting services.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March 31,
1999, due to a decrease in investor service expense General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to a decrease in the
Illinois Replacement Tax.

Marketing expenses to Affiliates decreased for the three months ended March 31,
2000, as compared to the three months ended March 31, 1999, due to a increase in the capitalization of marketing costs to the specific land parcels.

Land operating expenses to non-affiliates decreased for the three months ended
March 31, 2000, as compared to the three months ended March 31, 1999, due to a decrease in maintenance and utility expenses of the Partnership's land investments.

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


                            INLAND LAND APPRECIATION FUND, L.P.

                            By:   Inland Real Estate Investment
Corporation
                                  General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 11, 2000


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: May 11, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 11, 2000