Form 10-Q
period 2000-06-30
INLAND LAND APPRECIATION FUND LP
filed 2000-08-14
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to _____________

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 1999 and December 31, 1998
(unaudited)

Assets
	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$542,636	696,685
Accounts and accrued interest receivable (Note 5)	609,602	462,209
Current portion of mortgage loans receivable (Note 5)	1,416,944	1,427,057
Other current assets	871	1,371

Total current assets	2,570,053	2,587,322

Other assets	39,910	42,984
Mortgage loans receivable, less current portion (Note 5)	1,548,646	1,747,986
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $869,139 and $877,618 at June 30, 2000 and December 31, 1999, respectively) (Notes 1, 2 and 3)	20,685,099	20,302,677

Total assets	$24,843,708	24,680,969
	==========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital

	2000	1999

Current liabilities:
Accounts payable	$4,457	9,617
Accrued real estate taxes	43,921	45,099
Due to Affiliates (Note 2)	17,697	42,744
Notes payable to Affiliate (Note 6)	2,493,750	2,493,750
Unearned income	1,586	3,207

Total current liabilities	2,561,411	2,594,417

Deferred gain on sale of investments in land and improvements (Note 5)	279,627	296,357

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	174,111	172,541
Cumulative cash distributions	(153,743)	(153,743)

	20,868	19,298
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,596 Units outstanding (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,875,185	25,875,185
Cumulative net income	8,180,240	7,969,335
Cumulative cash distributions	(12,073,623)	(12,073,623)

	21,981,802	21,770,897

Total Partners' capital	22,002,670	21,790,195

Total liabilities and Partners' capital	$24,843,708	24,680,969
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30,1999	June 30, 2000	June 30, 1999
Income:
Sale of investments in land and improvements (Notes 1 and 3)	$199,080	-	199,080	484,130
Recognition of deferred gain on sale of investments in land and improvements (Note 5)	4,626	62,498	16,730	67,501
Rental income (Note 4)	63,361	68,580	127,433	128,513
Interest income	77,950	81,402	154,766	162,933
Other income	5,489	-	5,489	3,500

	350,506	212,480	503,498	846,577

Expenses:
Cost of land sold	160,325	-	160,325	320,961
Professional services to Affiliates	3,608	5,155	12,922	15,555
Professional services to non-affiliates	2,260	57	29,560	28,732
General and administrative expenses to Affiliates	4,204	2,349	14,483	14,123
General and administrative expenses to non-affiliates	7,372	8,252	22,558	27,153
Marketing expenses to Affiliates	2,724	5,577	7,036	32,726
Marketing expenses to non-affiliates	6,105	5,869	13,458	11,561
Land operating expenses to non- affiliates	18,034	15,723	30,681	29,492

	204,632	42,982	291,023	480,303

Net income (loss)	$145,874	169,498	212,475	366,274
	==========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2000 and 1999
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30,1999	June 30, 2000	June 30, 1999

Net income (loss) allocated to:
General Partner	$1,025	1,070	1,570	1,356
Limited Partners	144,849	168,428	210,905	364,918

Net income (loss)	$145,847	169,498	212,475	366,274
	==========	==========	==========	==========

Net income (loss) allocated to the one General Partner Unit	$1,025	1,070	1,570	1,356
	==========	==========	==========	==========

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,596 and 29,600 for the three months ended June 30, 2000 and 1999, and 29,596 and 29,603 for the six months ended June 30, 2000 and 1999, respectively)	$4.89	5.69	7.13	12.33
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$212,475	366,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(38,755)	(163,169)
Recognition of deferred gain on sale of investments in land and improvements	(16,730)	(67,502)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(147,393)	(130,097)
Other assets	3,574	1,584
Accounts payable	(5,160)	4,616
Accrued real estate taxes	(1,178)	2,425
Due to Affiliates	(25,047)	(260,234)
Unearned income	(1,621)	(39,997)

Net cash used in operating activities	(19,835)	(286,100)

Cash flows from investing activities:
Additions to investments in land and improvements	(542,747)	(203,421)
Principal payments collected on mortgage loans receivable	209,453	207,313
Proceeds from disposition of investments in land and improvements	199,080	484,130

Net cash provided by (used in) investing activities	(134,214)	488,022

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(6,833)

Net cash provided by financing activities	-	(6,833)

Net increase (decrease) in cash and cash equivalents	(154,049)	195,089
Cash and cash equivalents at beginning of period	696,685	1,133,942

Cash and cash equivalents at end of period	$542,636	1,329,031
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2000, the Partnership has repurchased a total of 404.75 Units for $357,702 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $2,236 and $878 were unpaid as of June 30, 2000 and December 31, 1999, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit. No such fees were incurred in 1999 and 2000.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $7,036 and $32,726 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000 and December 31, 1999, all of such fees were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
(unaudited)

(3)   Investments in Land and Improvements
									Total
							Costs		Remaining
		Gross Acres		Initial	Initial		Capitalized		Costs of	Current Year
	Location	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Costs of	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Property Sold	06/30/00	Recognized

1	Kendall	84.7360	01/19/89	$ 423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	38,755
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	90,268	235,275	401,315	-
		(.4860)	02/28/91
		(27.5750)	08/25/95

5	Kendall	372.2230	05/03/89	2,532,227	135,943	2,668,170	328,121	160,313	2,835,978	-
	(a)	(Option)	04/06/90

6	Kendall	78.3900	06/21/89	416,783	31,691	448,474	223,946	-	672,420	-
	(b)

7	Kendall	77.0490	06/21/89	84,754	8,163	92,917	209,208	-	302,125	-
	(b)

8	Kendall	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
	(b)	(5.0000)	10/06/89

9	McHenry	51.0300	08/07/89	586,845	22,482	609,327	8,129	-	617,456	-
	(b)

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
(unaudited)

(3)   Investments in Land and Improvements (continued)
									Total
							Costs		Remaining
		Gross Acres		Initial	Initial		Capitalized		Costs of	Current Year
	Location	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Costs of	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Property Sold	06/30/00	Recognized

10	McHenry	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
	(b)	(123.9400)	12/06/89

11	McHenry	30.5920	08/07/89	321,216	22,641	343,857	11,565	-	355,422	-
	(b)

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	9,209	7,456	951,050	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	9,332	6,136	273,690	-
		(2.0810)	09/18/97

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	48,572	-	491,085	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	665,558	1,106,579	887,849	-
		(30.9000)	07/10/98
		(10.3910)	12/15/99

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	452,872	320,961	932,584	-
		(27.5100)	01/29/99

18	McHenry	71.4870	01/29/90	496,116	26,259	522,375	26,255	11,109	537,521	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
(unaudited)

(3)   Investments in Land and Improvements (continued)
									Total
							Costs		Remaining
		Gross Acres		Initial	Initial		Capitalized		Costs of	Current Year
	Location	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Costs of	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Property Sold	06/30/00	Recognized

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	13,129	-	532,445	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	994,465	3,651	3,923,706	-
		(.2790)	10/17/91

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998
22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	38,684	-	2,784,124	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	24,387	83,663	1,399,419	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	18,132	-	2,786,910	-

				$23,624,761	1,562,308	25,187,069	12,186,991	16,688,961	20,685,099	38,755
				=========	==========	==========	==========	==========	=========	==========

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
(unaudited)

(3) Investments in Land and Improvements (continued)

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

  Reconciliation of investments in land and improvements owned:

	June 30,	December 31,
	2000	1999

Balance at January 1,	$20,302,677	21,440,929
Additions during period	542,747	782,498
Sales during period	(160,325)	(1,920,750)

Balance at end of period	$20,685,099	20,302,677
	===========	===========

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2000, the Partnership had farm leases of generally one year in duration, for approximately 1,880 acres of the approximately 2,132 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2000, the fair market value of the mortgage loans receivable approximated their carrying value.

Parcel	Maturity	Interest Rate	Principal Balance 06/30/00	Principal Balance 12/31/99	Accrued Interest Receivable 06/30/00	Deferred Gain 06/30/00

1	12/30/03	9.00%	$ 1,416,944	1,427,057	239,589	69,803

15	06/30/02	9.00%	232,803	328,516	103,280	7,968

21	06/30/03	9.00%	704,240	747,666	197,731	188,012

23	08/26/03	9.00%	611,603	671,804	62,495	13,844

			$ 2,965,590	3,175,043	603,095	279,627
			=========	=========	=========	=========

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the six months ended June 30, 2000, interest of $44,888 was capitalized, of which $15,461 was unpaid as of June 30, 2000. At June 30, 2000, the fair market value of the notes payable to Affiliate approximated its carrying value.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 2000, the Partnership has had multiple sales transactions, through which it has disposed of approximately 970 acres of the approximately 3,102 acres originally owned. As of June 30, 2000, cumulative distributions to the Limited Partners have totaled $12,073,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through June 30, 2000, the Partnership has used $12,186,991 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 2000, the Partnership owns, in whole or in part, seventeen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2000, the Partnership had cash and cash equivalents of $542,636, of which approximately $42,700 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. A second phase is planned for late 2000. Parcel 16 has been zoned with development and sales marketing underway. Zoning discussions have begun on Parcel 12. The Partnership sold the remaining acres of Parcels 1, 15 and 21 to unaffiliated third-parties (see Note 3 of the Notes to Financial Statements.)

Results of Operations

As of June 30, 2000, the Partnership owned seventeen parcels of land consisting of approximately 2,132 acres. Of the 2,132 acres owned, approximately 1,880 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investments in land and improvements and the cost of land sold for the six months ended June 30, 2000 is the result of the sale of approximately 40 acres of Parcel 2. Income from the sale of investments in land and improvements and the cost of land sold for the six months ended June 30, 1999 is the result of the sale of approximately 28 acres of Parcel 17.

Professional services to Affiliates and non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in legal and accounting services.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in investor service expense General and administrative expenses to non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in the capitalization of marketing costs to the specific land parcels.

Land operating expenses to non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in maintenance and utility expenses of the Partnership's land investments.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 11, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 11, 2000