Form 10-K
period 2000-12-31
INLAND LAND APPRECIATION FUND LP
filed 2001-03-29
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

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

The Prospectus of the Registrant dated October 12, 1988, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K .

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, resulting in gross offering proceeds of $30,000,000, which does not include the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2000, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 1, Kendall County, Illinois	84.7360	01/19/89
	(3.5200	sold 12/24/96)
	(.3520	sold 11/25/97)
	(80.8640	sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	01/19/89
	(183.3759	sold 12/27/90)
	(40.0362	sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	02/09/89
	(20.0000	sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	04/18/89
	(.4860	sold 02/28/91)
	(27.5750	sold 08/25/95)
	(3.9500	sold 11/01/00)

Parcel 5, Kendall County, Illinois	372.2230 (a)	05/03/89
	(Option	sold 04/06/90)

Parcel 6, Kendall County, Illinois	78.3900	06/21/89

Parcel 7, Kendall County, Illinois	77.0490	06/21/89

  Included in the purchase agreement of this parcel was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel.

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 8, Kendall County, Illinois	5.0000	06/21/89
	(5.0000	sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	08/07/89
	(123.9400	sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	08/07/89

Parcel 12, Kendall County, Illinois	90.2710	10/31/89
	(.7090	sold 04/26/91)

Parcel 13, McHenry County, Illinois	92.7800	11/07/89
	(2.0810	sold 09/18/97)

Parcel 14, McHenry County, Illinois	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	01/03/90
	(10.5300	sold Var 1996)
	(5.4680	sold Var 1997)
	(68.5584	sold Var 1998)

Parcel 16, Kane/Kendall Counties,	72.4187	01/29/90
Illinois	(30.9000	sold 07/10/98)
	(10.3910	sold 12/15/99)
	(3.1000	sold 12/12/00)

Parcel 17, McHenry County, Illinois	99.9240	01/29/90
	(27.5100	sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	01/29/90
	(1.0000	sold Var 1990)
	(.5200	sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	02/28/90
	(.2790	sold 10/17/91)

Parcel 21, Kendall County, Illinois	172.4950	03/08/90
	(172.4950	sold Var 1998)

Parcel 22, McHenry County, Illinois	254.5250	04/11/90

Parcel 23, Kendall County, Illinois	140.0210	05/08/90
	(4.4100	sold Var 1993)
	(35.8800	sold Var 1994)
	(3.4400	sold Var 1995)
	(96.2910	sold 08/26/99)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 24, Kendall County, Illinois	298.4830	05/23/90
	(12.4570	sold 05/25/90)
	(4.6290	sold 04/01/96)

Parcel 25, Kane County, Illinois	225.0000	06/01/90

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-five parcels of undeveloped land and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2000, the Partnership has had multiple sales transactions, through which it has disposed of approximately 980 acres of the approximately 3,102 acres originally owned.

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

The Partnership had no employees during 2000.

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

There were no matters submitted to a vote of security holders during 2000.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2000, there were 3,181 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 17-18 of the Prospectus of the Partnership dated October 12, 1988, which is incorporated herein by reference. As of December 31, 2000, the Partnership had approximately $42,500 available for the repurchase of Units.

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997, and 1996

(not covered by Independent Auditors' Report)

	2000	1999	1998	1997	1996

Total assets	$25,475,076	24,680,969	25,809,385	28,057,898	28,788,243

Total income	$1,383,351	4,021,769	8,008,204	6,438,303	1,348,095

Net income	$845,328	1,882,472	2,030,823	171,674	451,249

Net income (loss) allocated to the one General Partner Unit	$3,335	4,063	2,529	(1,726)	(822)

Net income allocated per Limited Partnership Unit (b)	$28.45	63.46	68.47	5.85	15.20

Distributions per Limited Partnership Unit from sales (b)(c)	$50.68	89.55	115.68	62.41	-

Weighted average Limited Partnership Units	29,596	29,599	29,621	29,639	29,739

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 2000, the Partnership has had multiple sales transactions, through which it has disposed of approximately 980 acres of the approximately 3,102 acres originally owned. As of December 31, 2000, cumulative distributions to the Limited Partners have totaled $13,573,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through December 31, 2000, the Partnership has used $12,747,466 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 2000, the Partnership owns, in whole or in part, seventeen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2000, the Partnership had cash and cash equivalents of $920,893, of which approximately $42,500 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $878,393 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. A second phase began in late 2000 and a third phase is slated for spring 2001. Parcel 16 has been zoned with development and sales marketing underway. Zoning discussions have begun on Parcel 12. The Partnership sold the remaining acres of Parcel 2 to an unaffiliated third-party (see Note 4 of the Notes to Financial Statements.)

Results of Operations

As of December 31, 2000, the Partnership owned seventeen parcels of land consisting of approximately 2,122 acres. Of the 2,122 acres owned, approximately 1,940 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 2000 is a result of the sale of approximately 40 acres of Parcel 2, the sale of an additional lot of Parcel 4 and the sale of 3 acres of Parcel 16. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 1999 is a result of the sale of approximately 134 acres, including the remaining acreage of Parcel 23, the sale of approximately 10 acres of Parcel 16 and the sale of approximately 28 acres of Parcel 17. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 1998 is a result of the sale of approximately 272 acres, including the remaining acreage of Parcels 15 and 21 and the sale of approximately 31 acres of Parcel 16. Reference is made to Note 4 of the Notes to Financial Statements for additional discussion on the sales of the Partnership's real property investments.

Rental income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in acres farmed due to land sales. Rental income increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to the annual increase in lease amounts from tenants.

Interest income decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, primarily as a result of less interest income earned on the mortgage loans receivable as the Partnership received paydowns on the mortgages from the sales of Parcels 15 and 21. This decrease was partially offset by an increase in interest income on the mortgage loan receivable on Parcel 23. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales.

Professional services to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in legal services. Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in legal services and accounting services. Professional services to non-affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to a decrease in legal services.

General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due primarily to an increase in investor services expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in postage and investor services, which was partially offset by an increase in data processing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in the Illinois Replacement Tax paid.

Marketing expenses to Affiliates decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to an increase in the capitalization of marketing costs to the specific land parcels. Marketing expenses to non-affiliates decreased for the year ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to a decrease in non-recurring advertising and travel expenses related to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in Asset Management Fees incurred. Asset Management Fees are limited to a cumulative total over the life of the Partnership of 2% of the land's original cost. As of June 30, 1998, the Partnership had met this limit. Land operating expenses to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to costs relating to a proposed spec building on one of the parcels. Land operating expenses to non-affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in repairs and grounds maintenance expenses of the Partnership's land investments.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2000 and 1999.
	2000
	12/31	09/30	06/30	03/31
Total income	$721,490	158,363	350,506	152,992
Net income	507,186	125,667	145,874	66,601

Net income per common share, basic and diluted:	17.14	4.25	4.93	2.25

	1999
	12/31	09/30	06/30	03/31
Total income	$1,668,660	1,506,532	212,480	634,097
Net income/(loss)	1,333,932	182,266	169,498	196,776

Net income per common share, basic and diluted:	45.07	6.16	5.73	6.65

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 2, 2001

(February 28, 2001, as to Note 8)

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

December 31, 2000 and 1999

Assets

	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$920,893	696,685
Accounts and accrued interest receivable (Note 6)	740,430	462,209
Current portion of mortgage loans receivable (Note 6)	-	1,427,057
Other current assets	1,510	1,371

Total current assets	1,662,833	2,587,322

Other assets	46,840	42,984
Mortgage loans receivable, less current portion (Note 6)	2,658,386	1,747,986
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $869,139 and $877,618 at December 31, 2000 and 1999, respectively) (Notes 3 and 4)	21,107,017	20,302,677

Total assets	$25,475,076	24,680,969

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Partners' Capital

	2000	1999

Current liabilities:
Accounts payable	$4,881	9,617
Accrued real estate taxes	47,843	45,099
Due to Affiliates (Notes 3 and 7)	19,823	42,744
Notes payable to Affiliate (Note 7)	3,993,750	2,493,750
Unearned income	19,280	3,207

Total current liabilities	4,085,577	2,594,417

Deferred gain on sale of investments in land and improvements (Note 6)	255,758	296,357

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	175,876	172,541
Cumulative cash distributions	(153,743)	(153,743)

	22,633	19,298
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 and 29,596 outstanding at December 31, 2000 and 1999, respectively (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,875,185
Cumulative net income	8,811,328	7,969,335
Cumulative cash distributions	(13,573,623)	(12,073,623)

	21,111,108	21,770,897

Total Partners' capital	21,133,741	21,790,195

Total liabilities and Partners' capital	$25,475,076	24,680,969

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Income:
Sale of investments in land and improvements (Note 4)	$770,078	3,286,385	5,742,721
Recognition of deferred gain on sale of investments in land and improvements (Note 6)	40,599	110,504	1,574,424
Rental income (Note 5)	254,617	268,149	240,240
Interest income	311,036	353,231	433,319
Other income	7,021	3,500	17,500

	1,383,351	4,021,769	8,008,204

Expenses:
Cost of land sold	298,882	1,920,750	5,539,189
Professional services to Affiliates	32,696	28,797	47,335
Professional services to non-affiliates	29,750	30,732	32,672
General and administrative expenses to Affiliates	22,339	20,077	22,907
General and administrative expenses to non-affiliates	31,544	31,700	17,123
Marketing expenses to Affiliates	14,216	27,869	90,279
Marketing expenses to non-affiliates	23,351	17,517	63,967
Land operating expenses to Affiliates	-	-	25,858
Land operating expenses to non-affiliates	85,245	61,855	138,051

	538,023	2,139,297	5,977,381

Net income	$845,328	1,882,472	2,030,823

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Net income allocated (Note 2):
General Partner	$3,335	4,063	2,529
Limited Partners	841,993	1,878,409	2,028,294

Net income	$845,328	1,882,472	2,030,823

Net income allocated to the one General Partner Unit	$3,335	4,063	2,529

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,596 29,599 and 29,621 for the years ended December 31, 2000, 1999 and 1998, respectively)	$28.45	63.46	68.47

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2000, 1999 and 1998
	General	Limited
	Partner	Partners	Total

Balance at January 1, 1998	$12,706	23,966,809	23,979,515

Net income (Note 2)	2,529	2,028,294	2,030,823
Distributions to Partners ($115.68 per weighted average Limited Partnership Units of 29,621) (Note 2)	-	(3,426,619)	(3,426,619)
Repurchase of Limited Partnership Units	-	(18,378)	(18,378)

Balance at December 31, 1998	15,235	22,550,106	22,565,341

Net income (Note 2)	4,063	1,878,409	1,882,472
Distributions to Partners ($89.55 per weighted average Limited Partnership Units of 29,599) (Note 2)	-	(2,650,785)	(2,650,785)
Repurchase of Limited Partnership Units	-	(6,833)	(6,833)

Balance at December 31, 1999	19,298	21,770,897	21,790,195

Net income (Note 2)	3,335	841,993	845,328
Distributions to Partners ($50.68 per weighted average Limited Partnership Units of 29,596) (Note 2)	-	(1,500,000)	(1,500,000)
Repurchase of Limited Partnership Units	-	(1,782)	(1,782)

Balance at December 31, 2000	$22,633	21,111,108	21,133,741

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998
	2000	1999	1998

Cash flows from operating activities:
Net income	$845,328	1,882,472	2,030,823
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(471,196)	(1,365,635)	(203,532)
Recognition of deferred gain on sale of investments in land and improvements	(40,599)	(110,504)	(1,574,424)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(278,221)	(280,388)	(180,460)
Other assets	26,005	(22,856)	657
Accounts payable	(4,736)	7,120	(22,688)
Accrued real estate taxes	2,744	2,925	(5,715)
Due to Affiliates	(22,921)	(232,553)	(264,432)
Unearned income	16,073	(50,817)	34,746

Net cash provided by (used in) operating activities	72,477	(170,236)	(185,025)

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	516,657	1,206,151	4,918,596
Additions to investments in land and improvements	(1,103,222)	(782,498)	(1,131,328)
Proceeds from disposition of investments in land and improvements	770,078	1,966,944	1,356,292

Net cash flow provided by investing activities	183,513	2,390,597	5,143,560

Cash flows from financing activities:
Repurchase of Limited Partnership Units	(1,782)	(6,833)	(18,378)
Net proceeds from notes payable to Affiliate	1,500,000	-	(395,098)
Loan fees	(30,000)	-	-
Cash distributions	(1,500,000)	(2,650,785)	(3,426,619)

Net cash flow used in financing activities	(31,782)	(2,657,618)	(3,840,095)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2000, 1999 and 1998
	2000	1999	1998

Net increase (decrease) in cash and cash equivalents	$224,208	(437,257)	1,118,440
Cash and cash equivalents at beginning of year	696,685	1,133,942	15,502

Cash and cash equivalents at end of year	$920,893	696,685	1,133,942

Supplemental schedule of non-cash investing and financing activities:
	2000	1999	1998

Mortgage loans receivable	$-	(1,350,000)	(5,779,701)
Reduction in investments in land and improvements	298,882	1,920,750	5,539,189
Gain on sale of investments in land and improvements	471,196	1,365,635	203,532
Assumption of note and interest payable to Affiliate	-	-	(450,549)
Deferred gain on sale of investments in land and improvements	-	30,559	1,843,821
Proceeds from disposition of investments in land and improvements	$770,078	1,966,944	1,356,292

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2000, 1999 and 1998

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2000, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 2000 and 1999, the Partnership has not recognized any such impairment.

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

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

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

2000 1999
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$25,475,076	29,243,190	24,680,969	28,449,083

Partners' capital:
General Partner	22,633	26,365	19,298	23,029
Limited Partners	21,111,108	24,875,490	21,770,897	25,535,279

Net income allocated:
General Partner	3,335	4,397	4,063	6,178
Limited Partners	841,993	908,692	1,878,409	1,876,294

Net income per Limited Partnership Unit	28.45	30.70	63.46	63.39

The net income per Unit is based upon the weighted average number of Units of 29,596 and 29,599 during 2000 and 1999, respectively.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,665 and $878 were unpaid as of December 31, 2000 and 1999, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one- quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit. Such fees of $25,858 were incurred for the year ended December 31, 1998, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $14,216, $27,869, and $90,279 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2000, 1999 and 1998, respectively, all of which was paid as of December 31, 2000 and 1999, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $143,730 and $266,986 have been incurred for the years ended December 31, 2000 and 1999, respectively, and are included in investments in land, of which $12,158 and $41,866 were unpaid as of December 31, 2000 and 1999, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements

Initial Costs
	Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	38,755
		(183.3759)	12/27/90
		(40.0362	05/11/00)

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	128,649	279,010	395,961	247,730
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500	11/01/00)

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	422,563	160,313	2,930,420	-
		Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	262,614	-	711,088	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	247,510	-	340,427	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	10,193	-	619,520	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	12,944	-	356,801	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

Initial Costs
	Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized

12	Kendall	90.2710	10/31/89	$907,389	41,908	949,297	16,197	7,456	958,038	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	11,228	6,136	275,586	-
		(2.0810)	09/18/97

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	50,064	-	492,577	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	670,904	1,201,401	798,373	184,711
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000	12/12/00)

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	454,224	320,961	933,936	-
		(27.5100)	01/29/99

18	McHenry	71.4870	01/29/90	496,116	26,259	522,375	27,451	11,109	538,717	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	14,774	-	534,090	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,317,174	3,651	4,246,415	-
		(.2790)	10/17/91

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

Initial Costs
	Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized
21	Kendall	172.4950	03/08/90	$1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	40,091	-	2,785,531	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	26,264	83,663	1,401,296	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	19,463	-	2,788,241	-

	Totals			$23,624,761	1,562,308	25,187,069	12,747,466	16,827,518	21,107,017	471,196

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

  Reconciliation of investments in land and improvements owned:

	2000	1999

Balance at January 1,	$20,302,677	21,440,929
Additions during year	1,103,222	782,498
Sales during year	(298,882)	(1,920,750)

Balance at December 31,	$21,107,017	20,302,677
  The aggregate cost of investments in land and improvements owned at December 31, 2000 for Federal income tax purposes was approximately $21,107,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2000, the Partnership had farm leases of generally one year in duration, for approximately 1,940 acres of the approximately 2,122 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At December 31, 2000 and 1999, the fair market value of the mortgage loans receivable approximated their carrying value.
Parcel	Maturity	Interest Rate	Principal Balance 12/31/00	Principal Balance 12/31/99	Accrued Interest Receivable 12/31/00	Deferred Gain 12/31/00

1	12/30/03	9.00%	$ 1,262,299	1,427,057	311,485	62,185

15	06/30/02	9.00%	144,557	328,516	110,312	4,947

21	06/30/03	9.00%	656,050	747,666	227,735	175,147

23	08/26/03	9.00%	595,480	671,804	88,287	13,480

			$ 2,658,386	3,175,043	737,819	255,758

(7) Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the years ended December 31, 2000 and 1999, respectively, interest of $182,044 and $179,550 was capitalized, all of which was paid as of December 31, 2000 and 1999.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. The note accrues interest at 8.75% and has a maturity date of November 30, 2003. For the year ended December 31, 2000, interest of $9,479 was capitalized, all of which was paid as of December 31, 2000.

At December 31, 2000 and 1999, the fair market value of the notes payable to Affiliate approximated their carrying value.

(8) Subsequent Events

On February 28, 2001, the Partnership sold an additional lot in the Yorkville Business Center (Parcels 4, 6 and 7) to an unaffiliated third party for $111,000. The Partnership received net sales proceeds of $110,385 and recorded a gain on sale of $87,371.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2000.

PART III

Item 10. Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Assistant Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Assistant Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 57) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years and was recently appointed to serve once again by Governor George Ryan. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with the affordable housing award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange, Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He was the Chairman and is presently a Director on the Board of Westbank in Westchester, Hillside and Lombard, Illinois.

    ROBERT D. PARKS (age 57) is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks was President, Chief Executive Officer, Chief Operating Officer and a Director of Inland Real Estate Corporation from October 1994 to July 2000. He is still Chairman of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

Mrs. Gujral began her career with Inland in 1977, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

    CATHERINE L. LYNCH (age 42) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 56) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation, and Inland Investment Advisors, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal and a Registered Investment Advisor.

    PATRICIA A. DELROSSO (age 48) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 38) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner and its Affiliates may be reimbursed for their expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 2000, such costs were $55,035, of which $7,665 was unpaid as of December 31, 2000.

The General Partner was entitled to receive an Asset Management Fee equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 2000, the Partnership incurred $14,216 of such costs, all of which was paid as of December 31, 2000.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 2000, the Partnership incurred $143,730 of such costs, of which $12,158 was unpaid, and included in the investments in land and improvements. As of December 31, 2000, notes payable to Affiliate totaled $3,993,750. For the year ended December 31, 2000, interest of $191,523 was capitalized, all of which was paid as of December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

	Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	300 Units directly	1%

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The financial statements listed in the index at page 12 of this Annual Report are filed as part of this Annual Report.

  Exhibits. The following exhibits are incorporated herein by reference:

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

  Reports on Form 8-K:

None.

No Annual Report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2001

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 26, 2001

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2001

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 26, 2001