Form 10-Q
period 2001-03-31
INLAND LAND APPRECIATION FUND LP
filed 2001-05-15
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$797,032	920,893
Accounts and accrued interest receivable (Note 5)	806,259	740,430
Other current assets	15,659	1,510

Total current assets	1,618,950	1,662,833

Other assets	16,840	16,840
Loan fees (net of accumulated amortization of $2,571 at March 31, 2001)	27,429	30,000
Mortgage loans receivable, less current portion (Note 5)	2,651,307	2,658,386
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $868,457 and $869,139 at March 31, 2001 and December 31, 2000, respectively) (Note 3)	21,419,341	21,107,017

Total assets	$25,733,867	25,475,076

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable	$13,069	4,881
Accrued real estate taxes	60,587	47,843
Due to Affiliates (Note 2)	3,098	19,823
Notes payable to Affiliate (Note 6)	3,993,750	3,993,750
Unearned income	121,793	19,280

Total current liabilities	4,192,297	4,085,577

Deferred gain on sale of investments in land and improvements (Note 5)	255,409	255,758

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	176,523	175,876
Cumulative cash distributions	(153,743)	(153,743)

	23,280	22,633
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2001 and December 31, 2000 (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	8,963,101	8,811,328
Cumulative cash distributions	(13,573,623)	(13,573,623)

	21,262,881	21,111,108

Total Partners' capital	21,286,161	21,133,741

Total liabilities and Partners' capital	$25,733,867	25,475,076

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000

Income:
Sale of investments in land and improvements (Note 4)	$110,385	-
Recognition of deferred gain on sale of investments in land and improvements (Note 6)	349	12,104
Rental income (Note 4)	67,697	64,072
Interest income	72,336	76,816

	250,767	152,992

Expenses:
Cost of land sold	23,014	-
Professional services to Affiliates	8,910	9,314
Professional services to non-affiliates	22,315	27,300
General and administrative expenses to Affiliates	7,395	10,279
General and administrative expenses to non-affiliates	8,356	15,186
Marketing expenses to Affiliates	4,057	4,312
Marketing expenses to non-affiliates	7,076	7,353
Land operating expenses to non-affiliates	14,653	12,647
Amortization	2,571	-

	98,347	86,391

Net income	$152,420	66,601

Net income allocated:
General Partner	$647	545
Limited Partners	151,773	66,056

Net income	$152,420	66,601

Net income allocated to the one General Partner Unit	$647	545

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 and 29,596 for the three months ended March 31, 2001 and 2000, respectively)	$5.13	2.23

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$152,420	66,601
Adjustments to reconcile net income to net cash provided by in operating activities:
Gain on sale of investments in land and improvements	(87,371)	-
Recognition of deferred gain on sale of investments in land and improvements	(349)	(12,104)
Amortization	2,571	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(65,829)	(72,749)
Other assets	(14,149)	3,850
Accounts payable	8,188	20,679
Accrued real estate taxes	12,744	11,816
Due to Affiliates	(16,725)	11,100
Unearned income	102,513	52,239

Net cash provided by operating activities	94,013	81,432

Cash flows from investing activities:
Additions to investments in land and improvements	(335,338)	(398,510)
Principal payments collected on mortgage loans receivable	7,079	74,093
Proceeds from disposition of investments in land and improvements	110,385	-

Net cash used in investing activities	(217,874)	(324,417)

Net decrease in cash and cash equivalents	(123,861)	(242,985)
Cash and cash equivalents at beginning of period	920,893	696,685

Cash and cash equivalents at end of period	$797,032	453,700

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2001, the Partnership has repurchased a total of 404.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,098 and $7,665 were unpaid as of March 31, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,057 and $4,312 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001 and December 31, 2000, all of such fees were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)   Investments in Land and Improvements

Initial Costs
	Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/01	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362	05/11/00)

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	292,605	302,024	536,903	87,371
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500)	11/01/00
		(1.3617)	02/28/01

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	428,039	160,313	2,935,896	-
		(Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	306,078	-	754,552	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	288,926	-	381,843	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investments in Land and Improvements (continued)

Initial Costs
Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/01	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	13,316	-	622,643	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	16,713	-	360,570	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	29,025	7,456	970,866	-
(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	15,428	6,136	279,786	-
(2.0810)	09/18/97

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	51,356	-	493,869	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
(10.5300)	Var 1996
(5.4680)	Var 1997
(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	677,474	1,201,401	804,943	-
(30.9000)	07/10/98
(10.3910)	12/15/99
(3.1000)	12/12/00

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	475,868	320,961	955,580	-
(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investments in Land and Improvements (continued)

Initial Costs
		Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
	Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/01	Recognized
	18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	30,573	11,109	541,839	-
			(1.0000)	Var 1990
			(.5200)	03/11/93

	19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	17,019	-	536,335	-

	20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,333,698	3,651	4,262,939	-
			(.2790)	10/17/91

	21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
			(172.4950)	Var 1998

22	McHenry		254.5250	04/11/90	2,608,881	136,559	2,745,440	43,214	-	2,788,654	-

23	Kendall		140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
			(4.4100)	Var 1993
			(35.8800)	Var 1994
			(3.4400)	Var 1995
			(96.2910)	08/26/99

24	Kendall		298.4830	05/23/90	1,359,774	98,921	1,458,695	27,557	83,663	1,402,589	-
			(12.4570)	05/25/90
			(4.6290)	04/01/96

25	Kane		225.0000	06/01/90	2,600,000	168,778	2,768,778	20,756	-	2,789,534	-

	Totals				$23,624,761	1,562,308	25,187,069	13,082,804	16,850,532	21,419,341	87,371

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
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

  Reconciliation of investments in land and improvements owned:

	March 31,	December 31,
	2001	2000

Balance at January 1,	$21,107,017	20,302,677
Additions during period	335,338	1,103,222
Sales during period	(23,014)	(298,882)

Balance at end of period	$21,419,341	21,107,017

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,927 acres of the approximately 2,120 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At March 31, 2001, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/01	12/31/00	03/31/01	03/31/01

1	12/30/03	9.00%	$ 1,255,220	1,262,299	341,193	61,835

15	06/30/02	9.00%	144,557	144,557	113,547	4,947

21	06/30/03	9.00%	656,050	656,050	242,254	175,147

23	08/26/03	9.00%	595,480	595,480	101,465	13,480

			$ 2,651,307	2,658,386	798,459	255,409

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the three months ended March 31, 2001, interest of $44,888 was capitalized, all of which was paid as of March 31, 2001.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. The note accrues interest at 8.75% and has a maturity date of November 30, 2003. For the three months ended March 31, 2001, interest of $32,812 was capitalized, all of which was paid as of March 31, 2001.

At March 31, 2001, the fair market value of the notes payable to Affiliate approximated their carrying value.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 2001, the Partnership has had multiple sales transactions, through which it has disposed of approximately 981 acres of the approximately 3,102 acres originally owned. As of March 31, 2001, cumulative distributions to the Limited Partners have totaled $13,573,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through March 31, 2001, the Partnership has used $13,082,804 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 2001, the Partnership owns, in whole or in part, seventeen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2001, the Partnership had cash and cash equivalents of $797,032, of which approximately $43,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed one phase of improvements for an industrial park and sites are being marketed. A second phase began in late 2000 and a third phase is slated for 2001. Parcel 16 has been zoned with development and sales marketing underway. Zoning discussions have begun on Parcel 12.

Results of Operations

As of March 31, 2001, the Partnership owned seventeen parcels of land consisting of approximately 2,120 acres. Of the 2,120 acres owned, approximately 1,927 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investments in land and improvements and the cost of land sold for the three months ended March 31, 2001 is the result of the sale of approximately 1.4 acres of Parcel 4. There were no sales in the three months ended March 31, 2000 .

Professional services to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in data processing expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in the Illinois replacement tax expense.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 15, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 15, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 15, 2001