Form 10-Q
period 2001-09-30
INLAND LAND APPRECIATION FUND LP
filed 2001-11-13
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$913,736	920,893
Accounts and accrued interest receivable (Note 5)	963,202	740,430
Other current assets	8,170	1,510

Total current assets	1,885,108	1,662,833

Other assets	16,840	16,840
Loan fees (net of accumulated amortization of $7,713 and $0 at September 30, 2001 and December 31, 2000, respectively)	22,287	30,000
Mortgage loans receivable, less current portion (Note 5)	2,442,424	2,658,386
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $850,016 and $869,139 at September 30, 2001 and December 31, 2000, respectively) (Note 3)	21,842,046	21,107,017

Total assets	$26,208,705	25,475,076

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000

Current liabilities:
Accounts payable	$2,000	4,881
Accrued real estate taxes	35,049	47,843
Due to Affiliates (Note 2)	827	19,823
Notes payable to Affiliate (Note 6)	3,993,750	3,993,750
Unearned income	207,763	19,280

Total current liabilities	4,239,389	4,085,577

Deferred gain on sale of investments in land and improvements (Note 5)	250,257	255,758

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	178,011	175,876
Cumulative cash distributions	(153,743)	(153,743)

	24,768	22,633
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at September 30, 2001 and December 31, 2000, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	9,394,511	8,811,328
Cumulative cash distributions	(13,573,623)	(13,573,623)

	21,694,291	21,111,108

Total Partners' capital	21,719,059	21,133,741

Total liabilities and Partners' capital	$26,208,705	25,475,076

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Income:
Sale of investments in land and improvements (Notes 1 and 3)	$572,629	-	750,900	199,080
Recognition of deferred gain on sale of investments in land and improvements (Note 5)	3,620	17,703	5,501	34,433
Rental income (Note 4)	67,797	64,058	206,942	191,491
Interest income	61,211	75,631	201,421	230,397
Other income	-	971	242	6,400

	705,257	158,363	1,165,006	661,861

Expenses:
Cost of land sold	344,497	-	384,614	160,325
Professional services to Affiliates	3,854	5,918	18,900	18,840
Professional services to non-affiliates	2,000	-	30,528	29,560
General and administrative expenses to Affiliates	1,854	5,447	16,103	20,930
General and administrative expenses to non-affiliates	2,262	339	20,827	21,897
Marketing expenses to Affiliates	19,337	2,280	28,524	9,316
Marketing expenses to non-affiliates	3,032	3,601	23,940	17,059
Land operating expenses to non- affiliates	19,846	15,111	48,539	45,792
Amortization	2,571	-	7,713	-

	399,253	32,696	579,688	323,719

Net income	$306,004	125,667	585,318	338,142

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net income allocated to:
General Partner	$742	1,080	2,135	2,650
Limited Partners	305,262	124,587	583,183	335,492

Net income	$306,004	125,667	585,318	338,142

Net income allocated to the one General Partner Unit	$742	1,080	2,135	2,650

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 and 29,596 for the three months ended September 30, 2001 and 2000, and 29,593 and 29,596 for the nine months ended September 30, 2001 and 2000, respectively)	$10.32	4.21	19.71	11.34

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$585,318	338,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(366,286)	(38,755)
Recognition of deferred gain on sale of investments in land and improvements	(5,501)	(34,433)
Amortization	7,713	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(222,772)	(272,130)
Other assets	(6,660)	2,056
Accounts payable	(2,881)	(8,083)
Accrued real estate taxes	(12,794)	(9,315)
Due to Affiliates	(18,996)	(23,942)
Unearned income	188,483	(2,704)

Net cash provided by (used in) operating activities	145,624	(49,164)

Cash flows from investing activities:
Additions to investments in land and improvements	(1,119,643)	(657,246)
Principal payments collected on mortgage loans receivable	215,962	391,495
Proceeds from disposition of investments in land and improvements	750,900	199,080

Net cash used in investing activities	(152,781)	(66,671)

Net decrease in cash and cash equivalents	(7,157)	(115,835)
Cash and cash equivalents at beginning of period	920,893	696,685

Cash and cash equivalents at end of period	$913,736	580,850

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2001, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $827 and $7,665 were unpaid as of September 30, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $28,524 and $9,316 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001 and December 31, 2000, all of such fees were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)   Investments in Land and Improvements

Initial Costs
	Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/01	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362	05/11/00)

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	530,864	380,521	696,665	245,756
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	434,108	160,313	2,941,965	-
		(Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	403,204	-	851,678	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	428,505	-	521,422	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

Initial Costs
Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/01	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	19,633	-	628,960	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	22,973	-	366,830	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	41,520	7,456	983,361	-
(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	120,530
(2.0810)	09/18/97
(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	56,407	-	498,920	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
(10.5300)	Var 1996
(5.4680)	Var 1997
(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	683,614	1,201,401	811,083	-
(30.9000)	07/10/98
(10.3910)	12/15/99
(3.1000)	12/12/00

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	487,702	320,961	967,414	-
(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

Initial Costs
		Location:	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
	Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/01	Recognized
	18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	37,877	11,109	549,143	-
			(1.0000)	Var 1990
			(.5200)	03/11/93

	19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	22,709	-	542,025	-

	20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,537,860	3,651	4,467,101	-
			(.2790)	10/17/91

	21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
			(172.4950)	Var 1998

22	McHenry		254.5250	04/11/90	2,608,881	136,559	2,745,440	69,262	-	2,814,702	-

23	Kendall		140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
			(4.4100)	Var 1993
			(35.8800)	Var 1994
			(3.4400)	Var 1995
			(96.2910)	08/26/99

24	Kendall		298.4830	05/23/90	1,359,774	98,921	1,458,695	33,556	83,663	1,408,588	-
			(12.4570)	05/25/90
			(4.6290)	04/01/96

25	Kane		225.0000	06/01/90	2,600,000	168,778	2,768,778	23,411	-	2,792,189	-

	Totals				$23,624,761	1,562,308	25,187,069	13,867,109	17,212,132	21,842,046	366,286

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
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

  Reconciliation of investments in land and improvements owned:

	September 30,	December 31,
	2001	2000

Balance at January 1,	$21,107,017	20,302,677
Additions during period	1,119,643	1,103,222
Sales during period	(384,614)	(298,882)

Balance at end of period	$21,842,046	21,107,017

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,855 acres of the approximately 2,027 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2001, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/01	12/31/00	09/30/01	09/30/01

1	12/30/03	9.00%	$ 1,239,283	1,262,299	395,788	61,051

15	06/30/02	9.00%	144,557	144,557	120,078	4,947

21	06/30/03	9.00%	656,050	656,050	271,897	175,147

23	08/26/03	9.00%	402,534	595,480	125,965	9,112

			$ 2,442,424	2,658,386	913,728	250,257

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and has a maturity date of December 29, 2001. For the nine months ended September 30, 2001, interest of $136,174 was capitalized, all of which was paid as of September 30, 2001.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. The note accrues interest at 8.75% and has a maturity date of November 30, 2003. For the nine months ended September 30, 2001, interest of $108,995 was capitalized, all of which was paid as of September 30, 2001.

At September 30, 2001, the fair market value of the notes payable to Affiliate approximated their carrying value.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 2001, the Partnership has had multiple sales transactions, through which it has disposed of approximately 1,075 acres of the approximately 3,102 acres originally owned. As of September 30, 2001, cumulative distributions to the Limited Partners have totaled $13,573,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through September 30, 2001, the Partnership has used $13,867,109 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 2001, the Partnership owns, in whole or in part, sixteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2001, the Partnership had cash and cash equivalents of $913,736, of which approximately $43,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. A third phase is slated for completion in late 2001. Parcel 16 has been zoned with development and sales marketing underway. Zoning discussions have begun on Parcel 12.

Results of Operations

As of September 30, 2001, the Partnership owned sixteen parcels of land consisting of approximately 2,027 acres. Of the 2,027 acres owned, approximately 1,855 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investments in land and improvements and the cost of land sold for the nine months ended September 30, 2001 is the result of the sale of approximately 2.3 acres of Parcel 4 and the sale of Parcel 13. Income from the sale of investment in land and improvements and the cost of land sold for the nine months ended September 30, 2000 is the result of the sale of approximately 40 acres of Parcel 2.

Marketing expenses to Affiliates and non-affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2001