Form 10-K
period 2001-12-31
INLAND LAND APPRECIATION FUND LP
filed 2002-03-27
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, resulting in gross offering proceeds of $30,000,000, which does not include the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2001, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 1, Kendall County, Illinois	84.7360	01/19/89
	(3.5200	sold 12/24/96)
	(.3520	sold 11/25/97)
	(80.8640	sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	01/19/89
	(183.3759	sold 12/27/90)
	(40.0362	sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	02/09/89
	(20.0000	sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	04/18/89
	(.4860	sold 02/28/91)
	(27.5750	sold 08/25/95)
	(3.9500	sold 11/01/00)
	(4.4000	sold Var 2001)

Parcel 5, Kendall County, Illinois	372.2230 (a)	05/03/89
	(Option	sold 04/06/90)

Parcel 6, Kendall County, Illinois	78.3900	06/21/89

Parcel 7, Kendall County, Illinois	77.0490	06/21/89
  Included in the purchase agreement of this parcel was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel.

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 8, Kendall County, Illinois	5.0000	06/21/89
	(5.0000	sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	08/07/89
	(123.9400	sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	08/07/89

Parcel 12, Kendall County, Illinois	90.2710	10/31/89
	(.7090	sold 04/26/91)

Parcel 13, McHenry County, Illinois	92.7800	11/07/89
	(2.0810	sold 09/18/97)
	(90.6990	sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	01/03/90
	(10.5300	sold Var 1996)
	(5.4680	sold Var 1997)
	(68.5584	sold Var 1998)

Parcel 16, Kane/Kendall Counties,	72.4187	01/29/90
Illinois	(30.9000	sold 07/10/98)
	(10.3910	sold 12/15/99)
	(3.1000	sold 12/12/00)

Parcel 17, McHenry County, Illinois	99.9240	01/29/90
	(27.5100	sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	01/29/90
	(1.0000	sold Var 1990)
	(.5200	sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	02/28/90
	(.2790	sold 10/17/91)

Parcel 21, Kendall County, Illinois	172.4950	03/08/90
	(172.4950	sold Var 1998)

Parcel 22, McHenry County, Illinois	254.5250	04/11/90

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 23, Kendall County, Illinois	140.0210	05/08/90
	(4.4100	sold Var 1993)
	(35.8800	sold Var 1994)
	(3.4400	sold Var 1995)
	(96.2910	sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	05/23/90
	(12.4570	sold 05/25/90)
	(4.6290	sold 04/01/96)

Parcel 25, Kane County, Illinois	225.0000	06/01/90

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-five parcels of undeveloped land and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2001, the Partnership has had multiple sales transactions, through which it has disposed of approximately 1,075 acres of the approximately 3,102 acres originally owned.

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

The Partnership had no employees during 2001.

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

There were no matters submitted to a vote of security holders during 2001.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2001, there were 3,164 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 17-18 of the Prospectus of the Partnership dated October 12, 1988, which is incorporated herein by reference. As of December 31, 2001, the Partnership had approximately $42,900 available for the repurchase of Units.

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998, and 1997

(not covered by Independent Auditors' Report)
	2001	2000	1999	1998	1997

Total assets	$26,413,426	25,475,076	24,680,969	25,809,385	28,057,898

Total income	$1,289,468	1,383,351	4,021,769	8,008,204	6,438,303

Net income	$652,753	845,328	1,882,472	2,030,823	171,674

Net income (loss) allocated to the one General Partner Unit	$2,807	3,335	4,063	2,529	(1,726)

Net income allocated per Limited Partnership Unit (b)	$21.96	28.45	63.46	68.47	5.85

Distributions per Limited Partnership Unit from sales (b)(c)	$-	50.68	89.55	115.68	62.41

Weighted average Limited Partnership Units	29,593	29,596	29,599	29,621	29,639

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 2001, the Partnership has had multiple sales transactions, through which it has disposed of approximately 1,075 acres of the approximately 3,102 acres originally owned. As of December 31, 2001, cumulative distributions to the Limited Partners have totaled $13,573,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through December 31, 2001, the Partnership has used $14,802,571 of working capital reserved for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 2001, the Partnership owns, in whole or in part, sixteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2001, the Partnership had cash and cash equivalents of $188,806, of which approximately $42,900 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $145,906 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. A third phase is slated for 2002. Parcel 16 has been zoned with development and sales marketing underway. Zoning discussions have begun on Parcel 12, 17,18 and 22.

Results of Operations

As of December 31, 2001, the Partnership owned sixteen parcels of land consisting of approximately 2,027 acres. Of the 2,027 acres owned, approximately 1,927 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 2001 is a result of the sale of four lots of Parcel 4 and the sale of the balance of 91 acres of Parcel 13. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 2000 is a result of the sale of approximately 40 acres of Parcel 2, the sale of an additional lot of Parcel 4 and the sale of 3 acres of Parcel 16. Sale of investments in land and improvements and cost of land sold for the year ended December 31, 1999 is a result of the sale of approximately 134 acres, including the remaining acreage of Parcel 23, the sale of approximately 10 acres of Parcel 16 and the sale of approximately 28 acres of Parcel 17. Reference is made to Note 4 of the Notes to Financial Statements for additional discussion on the sales of the Partnership's real property investments.

Rental income increased for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to the annual increase in lease amount from tenants. Rental income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in acres farmed due to land sales.

Interest income decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily as a result of less interest income earned on the mortgage loans receivable as the Partnership received paydowns on the mortgages generated from the sales. The Partnership also had less cash available to invest on a short term basis during the year which also resulted in a decrease in interest income earned. Interest income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, primarily as a result of less interest income earned on the mortgage loans receivable as the Partnership received paydowns on the mortgages generated from the sales of Parcels 15 and 21. This decrease was partially offset by an increase in interest income on the mortgage loan receivable on Parcel 23. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales.

Professional services to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in legal services. Professional services to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in legal services.

General and administrative expenses to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in investor service expense and data processing expense. General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due primarily to an increase in investor services expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in the Illinois Replacement Tax paid and a decrease in printing costs.

Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in advertising related to marketing the land portfolio to prospective purchasers. Marketing expenses to Affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in the capitalization of marketing costs to the specific land parcels. Marketing expenses to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in non-recurring advertising and travel expenses related to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in real estate tax expense in 2001 and one time costs incurred in 2000 relating to a proposed spec building. This decrease was partially offset by an increase in grounds maintenance expenses of the Partnership's land investments. Land operating expenses to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to costs relating to a proposed spec building on one of the parcels.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2001 and 2000.
	2001
	12/31	09/30	06/30	03/31
Total income	$124,462	705,257	208,982	250,767
Net income	67,435	306,004	126,894	152,420

Net income per common share, basic and diluted:	2.28	10.34	4.29	5.15

	2000
	12/31	09/30	06/30	03/31
Total income	$721,490	158,363	350,506	152,992
Net income/(loss)	507,186	125,667	145,874	66,601

Net income per common share, basic and diluted:	17.14	4.25	4.93	2.25

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) ("the Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

February 5, 2002
Chicago, Illinois

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2001 and 2000

Assets

	2001	2000
Current assets:
Cash and cash equivalents	$188,806	920,893
Accounts and accrued interest receivable (Note 6)	969,028	740,430
Current portion of mortgage loans receivable (Note 6)	144,557	-
Other current assets	5,172	1,510

Total current assets	1,307,563	1,662,833

Other assets	16,840	16,840
Loan fees (net of accumulated amortization of $10,284 and $0 at December 31, 2001 and 2000, respectively)	19,716	30,000
Mortgage loans receivable, less current portion (Note 6)	2,291,799	2,658,386
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $850,016 and $869,139 at December 31, 2001 and 2000, respectively) (Notes 3 and 4)	22,777,508	21,107,017

Total assets	$26,413,426	25,475,076
	==========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Partners' Capital
	2001	2000

Current liabilities:
Accounts payable	$11,035	4,881
Accrued real estate taxes	46,903	47,843
Due to Affiliates (Notes 3 and 7)	56,006	19,823
Notes payable to Affiliate (Note 7)	3,993,750	3,993,750
Unearned income	269,280	19,280

Total current liabilities	4,376,974	4,085,577

Deferred gain on sale of investments in land and improvements (Note 6)	249,958	255,758

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	178,683	175,876
Cumulative cash distributions	(153,743)	(153,743)

	25,440	22,633
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2001 and 2000, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	9,461,274	8,811,328
Cumulative cash distributions	(13,573,623)	(13,573,623)

	21,761,054	21,111,108

Total Partners' capital	21,786,494	21,133,741

Total liabilities and Partners' capital	$26,413,426	25,475,076
	===========	===========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Income:
Sale of investments in land and improvements (Note 4)	$750,900	770,078	3,286,385
Recognition of deferred gain on sale of investments in land and improvements (Note 6)	5,800	40,599	110,504
Rental income (Note 5)	272,752	254,617	268,149
Interest income	259,774	311,036	353,231
Other income	242	7,021	3,500

	1,289,468	1,383,351	4,021,769

Expenses:
Cost of land sold	384,614	298,882	1,920,750
Professional services to Affiliates	24,388	32,696	28,797
Professional services to non-affiliates	30,753	29,750	30,732
General and administrative expenses to Affiliates	15,745	22,339	20,077
General and administrative expenses to non-affiliates	22,387	31,544	31,700
Marketing expenses to Affiliates	32,627	14,216	27,869
Marketing expenses to non-affiliates	49,668	23,351	17,517
Land operating expenses to non-affiliates	66,249	85,245	61,855
Amortization	10,284	-	-

	636,715	538,023	2,139,297

Net income	$652,753	845,328	1,882,472
	===========	==========	==========
Net income allocated (Note 2):
General Partner	$2,807	3,335	4,063
Limited Partners	649,946	841,993	1,878,409

Net income	$652,753	845,328	1,882,472
	============	==========	===========
Net income allocated to the one General Partner Unit	$2,807	3,335	4,063
	============	===========	===========
Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593, 29,596 and 29,599 for the years ended December 31, 2001, 2000 and 1999, respectively)	$21.96	28.45	63.46
	============	===========	===========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2001, 2000 and 1999
	General	Limited
	Partner	Partners	Total

Balance at January 1, 1999	$15,235	22,550,106	22,565,341

Net income (Note 2)	4,063	1,878,409	1,882,472
Distributions to Partners ($89.55 per weighted average Limited Partnership Units of 29,599) (Note 2)	-	(2,650,785)	(2,650,785)
Repurchase of Limited Partnership Units	-	(6,833)	(6,833)

Balance at December 31, 1999	19,298	21,770,897	21,790,195

Net income (Note 2)	3,335	841,993	845,328
Distributions to Partners ($50.68 per weighted average Limited Partnership Units of 29,596) (Note 2)	-	(1,500,000)	(1,500,000)
Repurchase of Limited Partnership Units	-	(1,782)	(1,782)

Balance at December 31, 2000	22,633	21,111,108	21,133,741

Net income (Note 2)	2,807	649,946	652,753

Balance at December 31, 2001	$25,440	21,761,054	21,786,494
	=========	===========	===========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Cash flows from operating activities:
Net income	$652,753	845,328	1,882,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(366,286)	(471,196)	(1,365,635)
Recognition of deferred gain on sale of investments in land and improvements	(5,800)	(40,599)	(110,504)
Amortization	10,284	-	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(228,598)	(278,221)	(280,388)
Other assets	(3,662)	26,005	(22,856)
Accounts payable	6,154	(4,736)	7,120
Accrued real estate taxes	(940)	2,744	2,925
Due to Affiliates	36,183	(22,921)	(232,553)
Unearned income	250,000	16,073	(50,817)

Net cash provided by (used in) operating activities	350,088	72,477	(170,236)

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	222,030	516,657	1,206,151
Additions to investments in land and improvements	(2,055,105)	(1,103,222)	(782,498)
Proceeds from disposition of investments in land and improvements	750,900	770,078	1,966,944

Net cash flow provided by (used in) investing activities	(1,082,175)	183,513	2,390,597

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(1,782)	(6,833)
Net proceeds from notes payable to Affiliate	-	1,500,000	-
Loan fees	-	(30,000)	-
Cash distributions	-	(1,500,000)	(2,650,785)

Net cash flow used in financing activities	-	(31,782)	(2,657,618)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Net increase (decrease) in cash and cash equivalents	$(732,087)	224,208	(437,257)
Cash and cash equivalents at beginning of year	920,893	696,685	1,133,942

Cash and cash equivalents at end of year	$188,806	920,893	696,685
	===========	===========	===========

Supplemental schedule of non-cash investing and financing activities:
	2001	2000	1999

Mortgage loans receivable	$-	-	(1,350,000)
Reduction in investments in land and improvements	384,614	298,882	1,920,750
Gain on sale of investments in land and improvements	366,286	471,196	1,365,635
Deferred gain on sale of investments in land and improvements	-	-	30,559
Proceeds from disposition of investments in land and improvements	$750,900	770,078	1,966,944
	==========	==========	===========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2001, 2000 and 1999

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2001, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. For the years ended December 31, 2001, 2000 and 1999, the Partnership has not recognized any such impairment.

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

Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for the Partnership beginning January 1, 2002. In the opinion of management, this statement, when adopted, is not expected to have a material impact on the financial position or results of operations of the Partnership.

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

2001	2000
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)
Total assets	$26,413,426	30,181,539	25,475,076	29,243,190

Partners' capital:
General Partner	25,440	29,181	22,633	26,365
Limited Partners	21,761,054	25,525,427	21,111,108	24,875,490

Net income allocated:
General Partner	2,807	4,059	3,335	4,397
Limited Partners	649,946	762,883	841,993	908,692

Net income per Limited Partnership Unit	21.96	25.78	28.45	30.70

The net income per Unit is based upon the weighted average number of Units of 29,593 and 29,596 during 2001 and 2000, respectively.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,342 and $7,665 were unpaid as of December 31, 2001 and 2000, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $32,627, $14,216 and $27,869 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2001, 2000 and 1999, respectively, all of which was paid as of December 31, 2001 and 2000, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	1,433
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362	05/11/00)

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	584,310	380,521	750,111	245,756
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500	11/01/00)
		(4.4000	Var 2001)

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	437,970	160,313	2,945,827	-
		Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	790,882	-	1,239,356	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	815,009	-	907,926	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	23,411	-	632,738	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	26,331	-	370,188	-

12	Kendall	90.2710	10/31/89	$907,389	41,908	949,297	67,380	7,456	1,009,221	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	120,530
		(2.0810)	09/18/97
		(90.6990	02/15/01)

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	59,009	-	501,522	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	686,301	1,201,401	813,770	-
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000	12/12/00)

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	514,677	320,961	994,389	-
		(27.5100)	01/29/99

18	McHenry	71.4870	01/29/90	496,116	26,259	522,375	42,792	11,109	554,058	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	24,472	-	543,788	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,559,102	3,651	4,488,343	-
		(.2790)	10/17/91

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized
21	Kendall	172.4950	03/08/90	$1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	74,345	-	2,819,785	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	4,367
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	36,158	83,663	1,411,190	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	26,518	-	2,795,296	-

	Totals			$23,624,761	1,562,308	25,187,069	14,802,571	17,212,132	22,777,508	372,086
				==========	=========	=========	==========	===========	==========	=========

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

  Reconciliation of investments in land and improvements owned:

	2001	2000

Balance at January 1,	$21,107,017	20,302,677
Additions during year	2,055,105	1,103,222
Sales during year	(384,614)	(298,882)

Balance at December 31,	$22,777,508	21,107,017
  The aggregate cost of investments in land and improvements owned at December 31, 2001 for Federal income tax purposes was approximately $22,777,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,855 acres of the approximately 2,027 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $2,559,000 and $2,724,000 at December 31, 2001 and 2000, respectively.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/01	12/31/00	12/31/01	12/31/01

1	12/30/03	9.00%	$ 1,233,215	1,262,299	423,794	60,752

15	06/30/02	9.00%	144,557	144,557	123,358	4,947

21	06/30/03	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	402,534	595,480	135,097	9,112

			$ 2,436,356	$ 2,658,386	969,028	249,958
			========	========	========	========

(7) Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. The note accrues interest at 7.2% and had a maturity date of December 29, 2001 which was extended to December 29, 2002. For the years ended December 31, 2001 and 2000, respectively, interest of $182,059 and $182,044, respectively, was capitalized, of which $30,424 was unpaid as of December 31, 2001.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. The note accrues interest at 8.75% and has a maturity date of November 30, 2003. For the years ended December 31, 2001 and 2000, interest of $142,536 and $9,479, respectively, was capitalized, of which $22,240 was unpaid as of December 31, 2001.

The fair market value of the notes payable to Affiliate was approximately $4,097,000 and $3,986,000 at December 31, 2001 and 2000, respectively.

(8) Subsequent Events

On January 30, 2002, the Partnership sold an additional lot of Parcel 4 for $76,000 and recorded a gain of approximately $31,000.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2001.

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

    DANIEL L. GOODWIN (age 58) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

    BRENDA G. GUJRAL (age 60) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 43) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 57) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing the day-to-day internal operations of the General Partner. Ms. Matlin is a Director of IREIC and ISC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

    PATRICIA A. DELROSSO (age 49) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 39) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner and its Affiliates may be reimbursed for their expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 2001, such costs were $40,133, of which $3,342 was unpaid as of December 31, 2001.

The General Partner was entitled to receive an Asset Management Fee equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of June 30, 1998, the Partnership had met this limit.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 2001, the Partnership incurred $32,627 of such costs, all of which was paid as of December 31, 2001.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 2001, the Partnership incurred $348,005 of such costs, all of which was paid and included in the investments in land and improvements. As of December 31, 2001, notes payable to an Affiliate totaled $3,993,750. For the year ended December 31, 2001, interest of $324,595 was capitalized, of which $52,664 was unpaid as of December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership

  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

	Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	314 Units directly	1%

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

  Reports on Form 8-K:

None.

No Annual Report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2002

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 25, 2002

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2002

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 25, 2002