Form 10-Q
period 2002-06-30
INLAND LAND APPRECIATION FUND LP
filed 2002-08-01
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$222,343	188,806
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $593,794 at June 30, 2002) (Note 5)	375,356	969,028
Current portion of mortgage loans receivable	800,607	144,557
Other current assets	6,985	5,172

Total current assets	1,405,291	1,307,563

Other assets	16,840	16,840
Loan fees (net of accumulated amortization of $15,426 and $10,284 at June 30, 2002 and December 31, 2001, respectively)	21,808	19,716
Mortgage loans receivable, less current portion (Note 5)	1,635,709	2,291,799
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $847,856 and $850,016 at June 30, 2002 and December 31, 2001, respectively) (Note 3)	23,385,915	22,777,508

Total assets	$26,465,563	26,413,426
	========	========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital

	2002	2001
Current liabilities:
Accounts payable	$6,017	11,035
Accrued real estate taxes	89,263	46,903
Due to Affiliates (Note 2)	195,701	56,006
Notes payable to Affiliate (Note 6)	4,200,984	3,993,750
Unearned income	495,094	269,280

Total current liabilities	4,987,059	4,376,974

Deferred gain on sale of investments in land and improvements (Note 5)	249,958	249,958

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	172,265	178,683
Cumulative cash distributions	(153,743)	(153,743)

	19,022	25,440
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at June 30, 2002 and December 31, 2001 (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	8,909,744	9,461,274
Cumulative cash distributions	(13,573,623)	(13,573,623)

	21,209,524	21,761,054

Total Partners' capital	21,228,546	21,786,494

Total liabilities and Partners' capital	$26,465,563	26,413,426
	=========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Sale of investments in land and improvements (Note 3)	$106,067	67,886	181,703	178,271
Recognition of deferred gain on sale of investments in land and improvements (Note 5)	-	1,532	-	1,881
Rental income (Note 4)	73,269	71,448	137,158	139,145
Interest income	-	67,874	-	140,210
Other income	5,006	242	5,006	242

	184,342	208,982	323,867	459,749

Expenses:
Cost of land sold	53,332	17,103	97,803	40,117
Professional services to Affiliates	11,883	6,136	21,646	15,046
Professional services to non-affiliates	150	6,213	29,715	28,528
General and administrative expenses to Affiliates	2,306	6,854	9,918	14,249
General and administrative expenses to non-affiliates	6,658	10,209	16,051	18,565
Marketing expenses to Affiliates	2,974	5,130	7,736	9,187
Marketing expenses to non-affiliates	25,435	13,832	76,824	20,908
Land operating expenses to non- affiliates	8,886	14,040	23,186	28,693
Amortization	2,571	2,571	5,142	5,142
Bad debt expense	-	-	593,794	-

	114,195	82,088	881,815	180,435

Net income (loss)	$70,147	126,894	(557,948)	279,314
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) allocated to:
General Partner	$175	746	(6,418)	1,393
Limited Partners	69,972	126,148	(551,530)	277,921

Net income (loss)	$70,147	126,894	(557,948)	279,314
	=========	=========	=========	=========
Net income (loss) allocated to the one General Partner Unit	$175	746	(6,418)	1,393
	=========	=========	=========	=========
Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 and 29,593 for the three months ended June 30, 2002 and 2001, and 29,593 and 29,593 for the six months ended June 30, 2002 and 2001, respectively)	$2.36	4.26	(18.64)	9.39
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(557,948)	279,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(83,900)	(138,154)
Recognition of deferred gain on sale of investments in land and improvements	-	(1,881)
Amortization	5,142	5,142
Bad debt expense	593,794	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(122)	(123,032)
Other assets	(1,813)	(16,980)
Accounts payable	(5,018)	7,425
Accrued real estate taxes	42,360	(1,774)
Due to Affiliates	139,695	(18,664)
Unearned income	225,814	140,977

Net cash provided by operating activities	358,004	132,373

Cash flows from investing activities:
Additions to investments in land and improvements	(706,210)	(708,976)
Principal payments collected on mortgage loans receivable	40	68,827
Proceeds from disposition of investments in land and improvements	181,703	178,271

Net cash used in investing activities	(524,467)	(461,878)

Cash flows from financing activities:
Proceeds from note payable to Affiliates	207,234	-
Payment of loan costs	(7,234)	-

Net cash provided by financing activities	200,000	-

Net increase (decrease) in cash and cash equivalents	33,537	(329,505)
Cash and cash equivalents at beginning of period	188,806	920,893

Cash and cash equivalents at end of period	$222,343	591,388
	========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2002, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,000 and $3,342 were unpaid as of June 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $7,736 and $9,187 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, all of such fees were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)   Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	743,942	478,324	811,940	83,900
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500)	11/01/00
		(4.4000)	Var 2001
		(2.1400)	Var 2002

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	443,936	160,313	2,951,793	-
		Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	922,317	-	1,370,791	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	891,402	-	984,319	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	27,262	-	636,589	-

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investments in Land and Improvements (continued)

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

10	McHenry (b)	123.9400	08/07/89	$91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	30,119	-	373,976	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	156,168	7,456	1,098,009	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	61,513	-	504,026	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	692,933	1,201,401	820,402	-
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	558,079	320,961	1,037,791	-
		(27.5100)	01/29/99

18	McHenry	71.4870	01/29/90	496,116	26,259	522,375	66,478	11,109	577,744	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investments in Land and Improvements (continued)

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

19	McHenry	63.6915	02/23/90	$490,158	29,158	519,316	27,718	-	547,034	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,690,987	3,651	4,620,228	-
		(.2790)	10/17/91

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	89,526	-	2,834,966	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	43,153	83,663	1,418,185	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	29,344	-	2,798,122	-

	Totals			$23,624,761	1,562,308	25,187,069	15,508,781	17,309,935	23,385,915	83,900
				==========	=========	==========	==========	==========	==========	=========

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
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

  Reconciliation of investments in land and improvements owned:

	June 30,	December 31,
	2002	2001

Balance at January 1,	$22,777,508	21,107,017
Additions during period	706,210	2,055,105
Sales during period	(97,803)	(384,614)

Balance at end of period	$23,385,915	22,777,508
	==========	==========

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,848 acres of the approximately 2,025 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/02	12/31/01	06/30/02	06/30/02
1	12/30/03	9.00%	$ 1,233,175	1,233,215	423,794	60,751

15	06/30/02*	9.00%	144,557	144,557	123,358	49.48

21	06/30/03	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	402,534	402,534	135,097	9,112

			2,436,316	2,436,356	969,028	249,958

Less allowance for doubtful accounts			-	-	593,794	-

			$2,436,316	2,436,356	375,234	249,958
			========	========	========	========

*  Management is in discussions to extend the term to December 31, 2003

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. In January, 2002, the General Partner advanced an additional $7,234. The note accrues interest at 7.2% and has a maturity date which was extended to December 29, 2002. For the six months ended June 30, 2002, interest of $72,048 was capitalized, all of which was unpaid as of June 30, 2002.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. The note accrues interest at 8.75% and has a maturity date of November 30, 2003. For the six months ended June 30, 2002, interest of $65,989 was capitalized, all of which was unpaid as of June 30, 2002.

On May 9, 2002, the General Partner advanced the Partnership a loan in the amount of $200,000. The note accrues interest at 10%.

At June 30, 2002, the fair market value of the notes payable to Affiliate approximated their carrying value.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 2002, the Partnership has had multiple sales transactions, through which it has disposed of approximately 1,077 acres of the approximately 3,102 acres originally owned. As of June 30, 2002, cumulative distributions to the Limited Partners have totaled $13,573,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through June 30, 2002, the Partnership has used $15,508,781 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 2002, the Partnership owns, in whole or in part, sixteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2002, the Partnership had cash and cash equivalents of $222,343, of which approximately $44,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

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

Results of Operations

As of June 30, 2002, the Partnership owned sixteen parcels of land consisting of approximately 2,025 acres. Of the 2,025 acres owned, approximately 1,848 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investment in land and improvements and the cost of land sold for the six months ended June 30, 2002 is the result of the sale of approximately 2 acres of Parcel 4. Income from the sale of investments in land and improvements and the cost of land sold for the six months ended June 30, 2001 is the result of the sale of approximately 2.3 acres of Parcel 4.

Professional services to Affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in legal services.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to decreases in postage and investor service expenses.

Marketing expenses to non-affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in real estate tax expense as a result of the capitalization of real estate taxes on parcels under development.

As of June 30, 2002, the Partnership has recorded an allowance for doubtful accounts of $593,794 relating to the accrued interest receivable on mortgage loans resulting from the sale of various parcels.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 1, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 1, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 1, 2002