Form 10-Q
period 2002-09-30
INLAND LAND APPRECIATION FUND LP
filed 2002-11-12
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$1,714,617	188,806
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $767,248 at September 30, 2002) (Note 5)	251,558	969,028
Current portion of mortgage loans receivable	723,275	144,557
Other current assets	2,294	5,172

Total current assets	2,691,744	1,307,563

Other assets	16,840	16,840
Loan fees (net of accumulated amortization of $18,279 and $10,284 at September 30, 2002 and December 31, 2001, respectively)	39,228	19,716
Mortgage loans receivable, less current portion (Note 5)	1,377,732	2,291,799
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $847,856 and $850,016 at September 30, 2002 and December 31, 2001, respectively) (Note 3)	23,646,037	22,777,508

Total assets	$27,771,581	26,413,426
	==========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable	$25,549	11,035
Accrued real estate taxes	61,827	46,903
Due to Affiliates (Note 2)	279,257	56,006
Notes payable to Affiliate (Note 6)	5,600,984	3,993,750
Unearned income	532,667	269,280

Total current liabilities	6,500,284	4,376,974

Deferred gain on sale of investments in land and improvements (Note 5)	242,368	249,958

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	170,192	178,683
Cumulative cash distributions	(153,743)	(153,743)

	16,949	25,440
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2002 and December 31, 2001 (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	8,712,200	9,461,274
Cumulative cash distributions	(13,573,623)	(13,573,623)

	21,011,980	21,761,054

Total Partners' capital	21,028,929	21,786,494

Total liabilities and Partners' capital	$27,771,581	26,413,426
	==========	===========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Income:
Sale of investments in land and improvements (Notes 1 and 3)	$-	572,629	181,703	750,900
Recognition of deferred gain on sale of investments in land and improvements (Note 5)	7,590	3,620	7,590	5,501
Rental income (Note 4)	69,498	67,797	206,656	206,942
Interest income	489	61,211	489	201,421
Other income	3,500	-	8,506	242

	81,077	705,257	404,944	1,165,006

Expenses:
Cost of land sold	-	344,497	97,803	384,614
Professional services to Affiliates	6,740	3,854	28,386	18,900
Professional services to non-affiliates	3,269	2,000	32,984	30,528
General and administrative expenses to Affiliates	2,560	1,854	12,478	16,103
General and administrative expenses to non-affiliates	3,682	2,262	19,733	20,827
Marketing expenses to Affiliates	4,992	19,337	12,728	28,524
Marketing expenses to non-affiliates	29,708	3,032	106,532	23,940
Land operating expenses to non- affiliates	53,436	19,846	76,622	48,539
Amortization	2,853	2,571	7,995	7,713
Bad debt expense	173,454	-	767,248	-

	280,694	399,253	1,162,509	579,688

Net income (loss)	$(199,617)	306,004	(757,565)	585,318

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss) allocated to:
General Partner	$(2,073)	742	(8,491)	2,135
Limited Partners	(197,544)	305,262	(749,074)	583,183

Net income (loss)	$(199,617)	306,004	(757,565)	585,318
	===========	===========	===========	============
Net income (loss) allocated to the one General Partner Unit	$(2,073)	742	(8,491)	2,135
	===========	===========	===========	=============
Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 and 29,593 for the three months ended September 30, 2002 and 2001, and 29,593 and 29,593 for the nine months ended September 30, 2002 and 2001, respectively)	$(6.68)	10.32	(25.31)	19.71
	===========	=============	===========	=============

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(757,565)	585,318
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(83,900)	(366,286)
Recognition of deferred gain on sale of investments in land and improvements	(7,590)	(5,501)
Amortization	7,995	7,713
Bad debt expense	767,248	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(49,778)	(222,772)
Other assets	2,878	(6,660)
Accounts payable	14,514	(2,881)
Accrued real estate taxes	14,924	(12,794)
Due to Affiliates	223,251	(18,996)
Unearned income	263,387	188,483

Net cash provided by operating activities	395,364	145,624

Cash flows from investing activities:
Additions to investments in land and improvements	(966,332)	(1,119,643)
Principal payments collected on mortgage loans receivable	335,349	215,962
Proceeds from disposition of investments in land and improvements	181,703	750,900

Net cash used in investing activities	(449,280)	(152,781)

Cash flows from financing activities:
Proceeds from note payable to Affiliates	1,607,234	-
Payment of loan costs	(27,507)	-

Net cash provided by financing activities	1,579,727	-

Net increase (decrease) in cash and cash equivalents	1,525,811	(7,157)
Cash and cash equivalents at beginning of period	188,806	920,893

Cash and cash equivalents at end of period	$1,714,617	913,736

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2002, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $4,992 and $3,342 were unpaid as of September 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $12,728 and $28,524 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, all of such fees were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)   Investments in Land and Improvements
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	771,106	478,324	839,104	83,900
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500)	11/01/00
		(4.4000)	Var 2001
		(2.1400)	Var 2002

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	446,844	160,313	2,954,701	-
		(Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	925,071	-	1,373,545	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	913,500	-	1,006,417	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	29,798	-	639,125	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

10	McHenry (b)	123.9400	08/07/89	$91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	32,728	-	376,585	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	176,211	7,456	1,118,052	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	62,855	-	505,368	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	696,661	1,201,401	824,130	-
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	625,562	320,961	1,105,274	-
		(27.5100)	01/29/99

18	McHenry	71.4870	01/29/90	496,116	26,259	522,375	99,369	11,109	610,635	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

19	McHenry	63.6915	02/23/90	$490,158	29,158	519,316	28,315	-	547,631	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,733,345	3,651	4,662,586	-
		(.2790)	10/17/91

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	116,440	-	2,861,880	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	7,590
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	45,390	83,663	1,420,422	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	31,804	-	2,800,582	-

	Totals			$23,624,761	1,562,308	25,187,069	15,768,903	17,309,935	23,646,037	91,490

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
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

  Reconciliation of investments in land and improvements owned:

	September 30,	December 31,
	2002	2001

Balance at January 1,	$22,777,508	21,107,017
Additions during period	966,332	2,055,105
Sales during period	(97,803)	(384,614)

Balance at end of period	$23,646,037	22,777,508

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,848 acres of the approximately 2,025 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/02	12/31/01	09/30/02	09/30/02
1	12/30/03	9.00%	$ 1,233,175	1,233,215	423,794	60,751

15	12/31/03	9.00%	144,557	144,557	123,358	4,948

21	06/30/03	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	67,225	402,534	135,097	1,522

			2,101,007	2,436,356	969,028	242,368

Less allowance for doubtful accounts			-	-	767,248	-

			$ 2,101,007	2,436,356	201,780	242,368

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. In January, 2002, the General Partner advanced an additional $7,234. The note accrues interest at 7.2% and has a maturity date which was extended to December 29, 2002. For the nine months ended September 30, 2002, interest of $104,297 was capitalized, all of which was unpaid as of September 30, 2002.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. The note accrues interest at 8.75% and has a maturity date of November 30, 2003. For the nine months ended September 30, 2002, interest of $99,531 was capitalized, all of which was unpaid as of September 30, 2002.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
(unaudited)

On May 9, 2002, the General Partner advanced the Partnership a loan in the amount of $200,000. The note accrued interest at 5.25%. This advance was repaid in full on September 17, 2002. For the nine months ended September 30, 2002, interest of $3,797 was capitalized, all of which was paid on September 30, 2002.

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the nine months ended September 30, 2002, interest of $2,992 was capitalized, all of which was unpaid as of September 30, 2002.

At September 30, 2002, the fair market value of the notes payable to Affiliate approximated their carrying value.

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

The Partnership used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 2002, the Partnership has had multiple sales transactions, through which it has disposed of approximately 1,077 acres of the approximately 3,102 acres originally owned. As of September 30, 2002, cumulative distributions to the Limited Partners have totaled $13,573,623 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $153,743 to the General Partner. Through September 30, 2002, the Partnership has used $15,768,903 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 2002, the Partnership owns, in whole or in part, sixteen of its twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2002, the Partnership had cash and cash equivalents of $1,714,617, of which approximately $44,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. Parcel 16 has been zoned with development and sales marketing underway. Parcel 12 was annexed and zoned during the third quarter of 2002 and marketing has begun. Zoning discussions have begun on Parcel 12, 17, 18 and 22.

Results of Operations

As of September 30, 2002, the Partnership owned sixteen parcels of land consisting of approximately 2,025 acres. Of the 2,025 acres owned, approximately 1,848 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investment in land and improvements and the cost of land sold for the nine months ended September 30, 2002 is the result of the sale of approximately 2 acres of Parcel 4. Income from the sale of investments in land and improvements and the cost of land sold for the nine months ended September 30, 2001 is the result of the sale of approximately 2.3 acres of Parcel 4 and the sale of Parcel 13.

Professional services to Affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in legal services.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to decreases in postage and investor service expenses.

Marketing expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in real estate tax expense.

As of September 30, 2002, the Partnership has recorded an allowance for doubtful accounts of $767,248 relating to the accrued interest receivable on mortgage loans resulting from the sale of various parcels.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

      99.1 Section 906 Certification by the Principal Executive Officer

      99.2 Section 906 Certification by the Principal Financial Officer

(b)  Reports on Form 8-K:

      None

 -17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	November 12, 2002

Section 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland Land Appreciation Fund, L.P.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland Land Appreciation Fund, L.P

    Date: November 12, 2002

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland Land Appreciation Fund, L.P.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Executive Officer of Inland Land Appreciation Fund, L.P

Date: November 12, 2002