Form 10-K
period 2002-12-31
INLAND LAND APPRECIATION FUND LP
filed 2003-03-26
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act

Rule 12b-2)    __ Yes     X  No

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units ("units") at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2002, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2002, we have had multiple sales transactions, through which we have disposed of approximately 1,147 acres of the approximately 3,102 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We had no employees during 2002.

Our general partner and its affiliates provide services to us. Our general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner performs marketing and advertising services for us and is reimbursed for direct costs. An affiliate of the general partner performs property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and is reimbursed for salaries and direct costs.

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 1, Kendall County, Illinois	84.7360	01/19/89
	(3.5200	sold 12/24/96)
	(.3520	sold 11/25/97)
	(80.8640	sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	01/19/89
	(183.3759	sold 12/27/90)
	(40.0362	sold 05/11/00)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 3, Kendall County, Illinois	20.0000	02/09/89
	(20.0000	sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	04/18/89
	(.4860	sold 02/28/91)
	(27.5750	sold 08/25/95)
	(3.9500	sold 11/01/00)
	(4.4000	sold various 2001)
	(2.1417	sold various 2002)

Parcel 5, Kendall County, Illinois	372.2230 (a)	05/03/89
	(Option	sold 04/06/90)

Parcel 6, Kendall County, Illinois	78.3900	06/21/89

Parcel 7, Kendall County, Illinois	77.0490	06/21/89

Parcel 8, Kendall County, Illinois	5.0000	06/21/89
	(5.0000	sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	08/07/89
	(123.9400	sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	08/07/89

Parcel 12, Kendall County, Illinois	90.2710	10/31/89
	(.7090	sold 04/26/91)

Parcel 13, McHenry County, Illinois	92.7800	11/07/89
	(2.0810	sold 09/18/97)
	(90.6990	sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	01/03/90
	(10.5300	sold various 1996)
	(5.4680	sold various 1997)
	(68.5584	sold various 1998)

  As part of the purchase agreement for this parcel, we were required to buy an option to purchase an additional 243 acres immediately to the west of this parcel.

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 16, Kane/Kendall Counties,	72.4187	01/29/90
Illinois	(30.9000	sold 07/10/98)
	(10.3910	sold 12/15/99)
	(3.1000	sold 12/12/00)

Parcel 17, McHenry County, Illinois	99.9240	01/29/90
	(27.5100	sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	01/29/90
	(1.0000	sold various 1990)
	(.5200	sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	02/28/90
	(.2790	sold 10/17/91)

Parcel 21, Kendall County, Illinois	172.4950	03/08/90
	(172.4950	sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	04/11/90

Parcel 23, Kendall County, Illinois	140.0210	05/08/90
	(4.4100	sold various 1993)
	(35.8800	sold various 1994)
	(3.4400	sold various 1995)
	(96.2910	sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	05/23/90
	(12.4570	sold 05/25/90)
	(4.6290	sold 04/01/96)
	(69.82	sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	06/01/90

The General Partner anticipates that land purchased by us will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. The majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other activities.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2002.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2002, there were 3,090 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we have established a unit repurchase program, funds for repurchase of units are limited. Units will be repurchased from limited partners at a price equal to 100% of their original capital as reduced by distributions from net sale proceeds. As of December 31, 2002, we had approximately $44,000 available for the repurchase of units.

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

For the years ended December 31, 2002, 2001, 2000, 1999, and 1998

(not covered by Independent Auditors' Report)

	2002	2001	2000	1999	1998

Total assets	$27,611,879	26,413,426	25,475,076	24,680,969	25,809,385

Total income	$1,906,799	1,289,468	1,383,351	4,021,769	8,008,204

Net income	$314,651	652,753	845,328	1,882,472	2,030,823

Net income (loss) allocated to the one general partner unit	$(8,513)	2,807	3,335	4,063	2,529

Net income allocated per limited partnership unit (b)	$10.92	21.96	28.45	63.46	68.47

Distributions per limited partnership unit from sales (b)(c)	$51.76	-	50.68	89.55	115.68

Weighted average limited partnership units	29,593	29,593	29,596	29,599	29,621
  The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.
  The net income per unit and distributions per unit data is based upon the weighted average number of units outstanding.
  Distributions from sales represent a return of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Liquidity and Capital Resources

On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the offering terminated after we had sold 30,000 units to the public at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include proceeds from the initial limited partner and the general partner. All of the holders of our units have been admitted to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 2002, we have had multiple sales transactions, through which we have disposed of approximately 1,147 acres of the approximately 3,102 acres originally owned. As of December 31, 2002, cumulative distributions to the limited partners have totaled $15,105,323 (which represents a return of original capital) and $153,743 to the general partner. Through December 31, 2002, we have used $16,361,202 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2002, we own, in whole or in part, sixteen of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2002, we had cash and cash equivalents of $1,350,883, of which approximately $44,000 is reserved for the repurchase of units through the unit repurchase program. The remaining $1,306,883 is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels. We have increased our parcel sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. Parcel 16 has been zoned with development and sales marketing underway. Parcel 12 was annexed and zoned during 2002 and marketing has begun. Zoning discussions have begun on Parcel 12, 17, 18 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,242 and $3,342 were unpaid as of December 31, 2002 and 2001, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $16,346, $32,627 and $14,216 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2002, 2001 and 2000, respectively, of which $10,905 was unpaid as of December 31, 2002 and all of which was paid as of December 31, 2001.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land.

Results of Operations

As of December 31, 2002, we owned sixteen parcels of land consisting of approximately 1,955 acres. Of the 1,955 acres owned, approximately 1,848 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Sales of investments in land and improvements of $1,609,108 and cost of land sold of $450,778 for the year ended December 31, 2002 is a result of the sale of two lots of Parcel 4 and the sale of approximately 70 acres of Parcel 24. Sale of investments in land and improvements of $750,900 and cost of land sold of $384,614 for the year ended December 31, 2001 is a result of the sale of four lots of Parcel 4 and the sale of the balance of 91 acres of Parcel 13. Sale of investments in land and improvements of $770,078 and cost of land sold of $298,882 for the year ended December 31, 2000 is a result of the sale of approximately 40 acres of Parcel 2, the sale of an additional lot of Parcel 4 and the sale of 3 acres of Parcel 16.

Interest income decreased from $259,774 for the year ended December 31, 2001 to $6,827 for the year ended December 31, 2002, as a result of our stopping the accrual of interest income on the mortgage loans receivable relating to Parcels 1, 15, 21 and 23. Interest income decreased from $311,036 for the year ended December 31, 2000 to $259,774 for the year ended December 31, 2001, primarily as a result of less interest income earned on the mortgage loans receivable as we received paydowns on the mortgages generated from the sales. We also had less cash available to invest on a short term basis during the year which also resulted in a decrease in interest income earned.

Professional services to affiliates increased from $24,388 for the year ended December 31, 2001 to $37,398 for the year ended December 31, 2002, due to an increase in legal services. Professional services to Affiliates decreased from $32,696 for the year ended December 31, 2000 to $24,388 for the year ended December 31, 2001, due to a decrease in legal services.

General and administrative expenses to Affiliates decreased from $22,339 for the year ended December 31, 2000 to $15,745 for the year ended December 31, 2001, due to a decrease in investor service expense and data processing expense. General and administrative expenses to non-affiliates increased from $22,387 for the year ended December 31, 2001 to $27,864 for the year ended December 31, 2002, due to an increase in postage expense. General and administrative expenses to non-affiliates decreased from $31,544 for the year ended December 31, 2000 to $22,387 for the year ended December 31, 2001, due to decreases in the Illinois Replacement Tax paid and printing costs.

Marketing expenses to non-affiliates increased from $49,668 for the year ended December 31, 2001 to $125,569 for the year ended December 31, 2002, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers. Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in advertising related to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased from $66,249 for the year ended December 31, 2001 to $106,588 for the year ended December 31, 2002, due to an increase in real estate tax expense. Land operating expenses to non-affiliates decreased from $85,245 for the year ended December 31, 2000 to $66,249 for the year ended December 31, 2001, due to a decrease in real estate tax expense in 2001 and one time costs incurred in 2000 relating to a proposed spec building. This decrease was partially offset by an increase in grounds maintenance expenses of our land investments.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. For the year ended December 31, 2002, we have recorded an allowance for doubtful accounts of $767,248 relating to the accrued interest receivable on mortgage loans resulting from the sale of these parcels.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2002, 2001 and 2000.

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$1,501,855	81,077	184,342	139,525
Net income (loss)	1,072,216	(199,617)	70,147	(628,095)

Net income (loss) per common units, basic and diluted	36.23	(6.75)	2.37	(21.22)

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$124,462	705,257	208,982	250,767
Net income	67,435	306,004	126,894	152,420

Net income per common units, basic and diluted	2.28	10.34	4.29	5.15

	12/31/00	09/30/00	06/30/00	03/31/00
Total income	$721,490	158,363	350,506	152,992
Net income	507,186	125,667	145,874	66,601

Net income per common units, basic and diluted	17.14	4.25	4.93	2.25

Inflation

Inflation in future periods may cause capital appreciation of our investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) will rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation. To date, our operations have not been significantly affected by inflation.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) ("the Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

January 30, 2003

Chicago, Illinois

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Current assets:
Cash and cash equivalents (Note 1)	$1,350,883	188,806
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $767,248 at December 31, 2002) (Note 6)	202,172	969,028
Current portion of mortgage loans receivable (Note 6)	2,101,007	144,557
Other current assets	-	5,172

Total current assets	3,654,062	1,307,563

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $21,891 and $10,284 at December 31, 2002 and 2001, respectively)	55,616	19,716
Mortgage loans receivable, less current portion (Note 6)	-	2,291,799
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $830,551 and $850,016 at December 31, 2002 and 2001, respectively) (Notes 3 and 4)	23,885,361	22,777,508

Total assets	$27,611,879	26,413,426

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2002 and 2001

Liabilities and Partners' Capital

	2002	2001

Current liabilities:
Accounts payable	$71,485	11,035
Accrued real estate taxes	82,966	46,903
Due to Affiliates (Notes 3 and 7)	355,351	56,006
Current portion of notes payable to Affiliate (Note 7)	2,520,984	3,993,750
Unearned income	669,280	269,280

Total current liabilities	3,700,066	4,376,974

Notes payable to Affiliate, less current portion (Note 7)	3,100,000	-
Deferred gain on sale of investments in land and improvements (Note 6)	242,368	249,958

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	170,170	178,683
Cumulative cash distributions	(153,743)	(153,743)

	16,927	25,440
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2002 and 2001, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	9,784,438	9,461,274
Cumulative cash distributions	(15,105,323)	(13,573,623)

	20,552,518	21,761,054

Total Partners' capital	20,569,445	21,786,494

Total liabilities and Partners' capital	$27,611,879	26,413,426

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Income:
Sale of investments in land and improvements (Note 4)	$1,609,108	750,900	770,078
Recognition of deferred gain on sale of investments in land and improvements (Note 6)	7,590	5,800	40,599
Rental income (Note 5)	274,768	272,752	254,617
Interest income	6,827	259,774	311,036
Other income	8,506	242	7,021

	1,906,799	1,289,468	1,383,351

Expenses:
Cost of land sold	450,778	384,614	298,882
Professional services to Affiliates	37,398	24,388	32,696
Professional services to non-affiliates	33,258	30,753	29,750
General and administrative expenses to Affiliates	15,492	15,745	22,339
General and administrative expenses to non-affiliates	27,864	22,387	31,544
Marketing expenses to Affiliates	16,346	32,627	14,216
Marketing expenses to non-affiliates	125,569	49,668	23,351
Land operating expenses to non-affiliates	106,588	66,249	85,245
Amortization of deferred loan fees	11,607	10,284	-
Bad debt expense	767,248	-	-

	1,592,148	636,715	538,023

Net income	$314,651	652,753	845,328

Net income (loss) allocated (Note 2):
General Partner	$(8,513)	2,807	3,335
Limited Partners	323,164	649,946	841,993

Net income	$314,651	652,753	845,328

Net income (loss) allocated to the one General Partner Unit	$(8,513)	2,807	3,335

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593, 29,593 and 29,596 for the years ended December 31, 2002, 2001 and 2000, respectively)	$10.92	21.96	28.45

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2002, 2001 and 2000

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2000	$19,298	21,770,897	21,790,195

Net income (Note 2)	3,335	841,993	845,328
Distributions to Partners ($50.68 per weighted average Limited Partnership Units of 29,596) (Note 2)	-	(1,500,000)	(1,500,000)
Repurchase of Limited Partnership Units	-	(1,782)	(1,782)

Balance at December 31, 2000	22,633	21,111,108	21,133,741

Net income (Note 2)	2,807	649,946	652,753

Balance at December 31, 2001	25,440	21,761,054	21,786,494

Net income (loss) (Note 2)	(8,513)	323,164	314,651
Distributions to Partners ($51.76 per weighted average Limited Partnership Units of 29,593) (Note 2)	-	(1,531,700)	(1,531,700)

Balance at December 31, 2002	$16,927	20,552,518	20,569,445

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000

Cash flows from operating activities:
Net income	$314,651	652,753	845,328
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(1,158,330)	(366,286)	(471,196)
Recognition of deferred gain on sale of investments in land and improvements	(7,590)	(5,800)	(40,599)
Bad debt expense	767,248	-	-
Amortization of deferred loan fees	11,607	10,284	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(392)	(228,598)	(278,221)
Other assets	5,172	(3,662)	26,005
Accounts payable	60,450	6,154	(4,736)
Accrued real estate taxes	36,063	(940)	2,744
Due to Affiliates	299,345	36,183	(22,921)
Unearned income	400,000	250,000	16,073

Net cash provided by operating activities	728,224	350,088	72,477

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	335,349	222,030	516,657
Additions to investments in land and improvements	(1,558,631)	(2,055,105)	(1,103,222)
Proceeds from disposition of investments in land and improvements	1,609,108	750,900	770,078

Net cash flow provided by (used in) investing activities	385,826	(1,082,175)	183,513

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	-	(1,782)
Net proceeds from notes payable to Affiliate	1,627,234	-	1,500,000
Loan fees	(47,507)	-	(30,000)
Cash distributions	(1,531,700)	-	(1,500,000)

Net cash flow provided by (used in) financing activities	48,027	-	(31,782)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000

Net increase (decrease) in cash and cash equivalents	$1,162,077	(732,087)	224,208
Cash and cash equivalents at beginning of year	188,806	920,893	696,685

Cash and cash equivalents at end of year	$1,350,883	188,806	920,893
Cash paid for interest	$3,797	271,932	191,523

 Supplemental schedule of non-cash investing and financing activities:
	2002	2001	2000

Reduction in investments in land and improvements	$450,778	384,614	298,882
Gain on sale of investments in land and improvements	1,158,330	366,286	471,196
Proceeds from disposition of investments in land and improvements	$1,609,108	750,900	770,078

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2002, 2001 and 2000

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units have been admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2002, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents which are carried at cost, which approximates market.

The Partnership recognizes income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate".

Except as described in footnote (b) to Note 4 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001, the Partnership had not recognized any such impairment losses under SFAS 121.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for the Partnership beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

A presentation of information about operating segments as required in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

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

The Partnership's records are maintained on the accrual basis of accounting in accordance GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

2002	2001
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$27,611,879	31,379,994	26,413,426	30,181,539

Partners' capital:
General Partner	16,927	20,662	25,440	29,181
Limited Partners	20,552,518	24,316,898	21,761,054	25,525,427

Net income (loss) allocated:
General Partner	(8,513)	(821)	2,807	4,059
Limited Partners	323,164	315,473	649,946	762,883

Net income per Limited Partnership Unit	10.92	10.66	21.96	25.78

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2002 and 2001.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,242 and $3,342 were unpaid as of December 31, 2002 and 2001, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $16,346, $32,627 and $14,216 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2002, 2001 and 2000, respectively, of which $10,905 was unpaid as of December 31, 2002 and all of which was paid as of December 31, 2001.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	944,981	478,324	1,012,979	83,900
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500)	11/01/00
		(4.4000)	Var 2001
		(2.1470)	Var 2002

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	449,129	160,313	2,956,986	-
		(Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,088,911	-	1,537,385	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,072,471	-	1,165,388	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	31,983	-	641,310	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

11	McHenry (b)	30.5920	08/07/89	$321,216	22,641	343,857	34,616	-	378,473	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	198,900	7,456	1,140,741	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	65,140	-	507,653	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	702,225	1,201,401	829,694	-
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	637,906	320,961	1,117,618	-
		(27.5100)	01/29/99

18	McHenry	71.4870	01/29/90	496,116	26,259	522,375	114,557	11,109	625,823	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	29,607	-	548,923	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,748,448	3,651	4,677,689	-
		(.2790)	10/17/91

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized
21	Kendall	172.4950	03/08/90	$1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	124,076	-	2,869,516	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	7,590
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	50,159	436,638	1,072,216	1,074,430
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	34,189	-	2,802,967	-

	Totals			$23,624,761	1,562,308	25,187,069	16,361,202	17,662,910	23,885,361	1,165,920

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

  Reconciliation of investments in land and improvements owned:

	2002	2001

Balance at January 1,	$22,777,508	21,107,017
Additions during year	1,558,631	2,055,105
Sales during year	(450,778)	(384,614)

Balance at December 31,	$23,885,361	22,777,508
  The aggregate cost of investments in land and improvements owned at December 31, 2002 for Federal income tax purposes was approximately $23,885,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,848 acres of the approximately 1,955 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $2,028,000 and $2,559,000 at December 31, 2002 and 2001, respectively.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/02	12/31/01	12/31/02	12/31/02

1	12/30/03	9.00%	$ 1,233,175	1,233,215	423,794	60,752

15	12/31/03	9.00%	144,557	144,557	123,358	4,947

21	06/30/03	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	67,225	402,534	135,097	1,522

			$ 2,101,007	$ 2,436,356	969,028	242,368

Less allowance for doubtful accounts			-	-	767,248	-

			$ 2,101,007	2,436,356	201,780	242,368

(7) Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the General Partner advanced an additional $12,234. The note accrues interest at prime plus .5% and has a maturity date which was extended to December 29, 2003. For the years ended December 31, 2002 and 2001, respectively, interest of $138,435 and $182,059, respectively, was capitalized, of which $168,859 and $30,424 was unpaid as of December 31, 2002 and 2001, respectively.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. For the years ended December 31, 2002 and 2001, interest of $127,040 and $142,536, respectively, was capitalized, of which $149,279 and $22,240 was unpaid as of December 31, 2002 and 2001, respectively.

On May 9, 2002, the General Partner advanced the Partnership a loan in the amount of $200,000. The note accrued interest at 5.25%. This advance was repaid in full on September 17, 2002. For the year ended December 31, 2002, interest of $3,797 was capitalized, all of which was paid on December 31, 2002.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the year ended December 31, 2002, interest of $20,066 was capitalized, all of which was unpaid as of December 31, 2002.

The fair market value of the notes payable to Affiliate was approximately $5,671,000 and $4,097,000 at December 31, 2002 and 2001, respectively.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. Our general partner is a wholly owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to us are as follows:

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

    DANIEL L. GOODWIN (age 59) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 59) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 61) is President and Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 44) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 58) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 1998 she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.

Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 50) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 40) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions of net sales proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits or Losses" at page 38 of the prospectus, and at pages A-6 to A-9 of the partnership agreement, included as an exhibit to the prospectus, a copy of which descriptions is incorporated herein by reference.

We are permitted to engage in various transactions involving affiliates of our general partner, as described under the captions "Compensation and Fees" at pages 7-9 and "Conflicts of Interest" at pages 9-11 of the prospectus, and at pages A-10 through A-19 of the partnership agreement, included as an exhibit to the prospectus, a copy of which is incorporated herein by reference. The relationship of the general partner (and its directors and officers) to its affiliates is set forth above in Item 10.

Our general partner and it's affiliates may be reimbursed for their expenses or out-of-pocket costs relating to the our administration. For the year ended December 31, 2002, such costs were $52,890, of which $6,242 was unpaid as of December 31, 2002.

Our general partner was entitled to receive an asset management fee equal to one-quarter of 1% of our original cost of undeveloped land annually, limited to a cumulative total over the life of our partnership of 2% of the land's original cost to us. As of June 30, 1998, we had met this limit.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2002, we incurred $16,346 of such costs, of which $10,905 was unpaid as of December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2002, we incurred $436,459 of such costs, all of which was paid and included in the investments in land and improvements. As of December 31, 2002, notes payable to an affiliate totaled $5,620,984. For the year ended December 31, 2002, interest of $289,338 was capitalized.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership
  The officers and directors of our general partner own as a group the following units of our partnership:

	Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	314 Units directly	1%

  No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

  All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

  There exists no arrangement, known to us, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

Item 14: Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

  99.1 Section 906 Certification by the Principal Executive Officer.

  99.2 Section 906 Certificate by the Principal Financial Officer.

  Financial Statement Schedules.

  All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K:

None.

No annual report or proxy material for the year 2002 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2003

/s/	Kelly Tucek

By:	Kelly Tucek
Assistant Vice President
Date:	March 25, 2003

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 25, 2003

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2003

Section 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this annual report on Form 10-K of Inland Land Appreciation Fund, L.P.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland Land Appreciation Fund, L.P

    Date: March 25, 2003

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this annual report on Form 10-K of Inland Land Appreciation Fund, L.P.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Executive Officer of Inland Land Appreciation Fund, L.P

Date: March 25, 2003