Form 10-Q
period 2003-03-31
INLAND LAND APPRECIATION FUND LP
filed 2003-05-13
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)    Yes     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,256,073	1,350,883
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $767,248 at March 31, 2003 and December 31, 2002) (Note 5)	204,330	202,172
Current portion of mortgage loans receivable (Note 5)	2,101,007	2,101,007
Other current assets	2,038	-

Total current assets	3,563,448	3,654,062

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $30,362 and $21,891 at March 31, 2003 and December 31, 2002, respectively)	47,145	55,616
Investments in land and improvements, at cost (including acquisition fees paid to affiliates of $830,551 at March 31, 2003 and December 31, 2002) (Note 3)	24,165,619	23,885,361

Total assets	$27,793,052	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002

Current liabilities:
Accounts payable	$72,084	71,485
Accrued real estate taxes	104,207	82,966
Due to affiliates (Notes 2 and 6)	424,722	355,351
Current portion of notes payable to affiliate (Note 6)	2,505,984	2,520,984
Unearned income	797,597	669,280
Current portion of deferred gain on sale of investments in land and improvements (Note 5)	242,368	-

Total current liabilities	4,146,962	3,700,066

Notes payable to affiliate, less current portion (Note 6)	3,115,000	3,100,000
Deferred gain on sale of investments in land and improvements (Note 5)	-	242,368

Partners' capital:
General partner:
Capital contribution	500	500
Cumulative net income	169,786	170,170
Cumulative cash distributions	(153,743)	(153,743)

	16,543	16,927
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2002 and December 31, 2002, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	9,746,467	9,784,438
Cumulative cash distributions	(15,105,323)	(15,105,323)

	20,514,547	20,552,518

Total partners' capital	20,531,090	20,569,445

Total liabilities and partners' capital	$27,793,052	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002

Income:
Sale of investments in land and improvements (Note 3)	$-	75,636
Rental income (Note 4)	60,281	63,889
Interest income	3,028	-

	63,309	139,525

Expenses:
Cost of land sold	-	44,471
Professional services to affiliates	7,255	9,763
Professional services to non-affiliates	31,000	29,565
General and administrative expenses to affiliates	6,881	7,612
General and administrative expenses to non-affiliates	9,386	9,393
Marketing expenses to affiliates	3,193	4,762
Marketing expenses to non-affiliates	10,404	51,389
Land operating expenses to non-affiliates	25,074	14,300
Amortization	8,471	2,571
Bad debt expense	-	593,794

	101,664	767,620

Net income (loss)	$(38,355)	(628,095)

Net income (loss) allocated:
General partner	$(384)	(6,593)
Limited partners	(37,971)	(621,502)

Net income (loss)	$(38,355)	(628,095)

Net income (loss) allocated to the one general partner unit	$(384)	(6,593)

Net income (loss)per unit allocated to limited partners per weighted average limited partnership units (29,593 for the three months ended March 31, 2003 and 2002)	$(1.28)	(21.00)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net loss	$(38,355)	(628,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of investments in land and improvements	-	(31,165)
Amortization	8,471	2,571
Bad debt expense	-	593,794
Changes in assets and liabilities:
Accounts and accrued interest receivable	(2,158)	(3,884)
Other assets	(2,038)	(10,082)
Accounts payable	599	37,181
Accrued real estate taxes	21,241	12,171
Due to affiliates	69,371	82,009
Unearned income	128,317	33,516

Net cash provided by operating activities	185,448	88,016

Cash flows from investing activities:
Additions to investments in land and improvements	(280,258)	(234,621)
Principal payments collected on mortgage loans receivable	-	40
Proceeds from disposition of investments in land and improvements	-	75,636

Net cash used in investing activities	(280,258)	(158,945)

Net decrease in cash and cash equivalents	(94,810)	(70,929)
Cash and cash equivalents at beginning of period	1,350,883	188,806

Cash and cash equivalents at end of period	$1,256,073	117,877

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership") was formed in October 198, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is our general partner. The offering terminated on October 6, 1989, after the Partnership had sold 30,000 units, at $1,000 per unit, not including the general partner or the initial limited partner. All of the holders of these units have been admitted as limited partners to the Partnership. The limited partners share in their portion of benefits of ownership of the real property investments according to the number of units held. As of March 31, 2003, the Partnership has repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

Except as described in footnote (b) to Note 3 of these notes, we use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,362 and $6,242 were unpaid as of March 31, 2003 and December 31, 2002, respectively.

An affiliate of the general partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,193 and $4,762 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2003 and 2002, respectively, all of which was paid as of March 31, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $8,641 and $10,905 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investments in Land and Improvements
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	982,837	478,324	1,050,835	-
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(3.9500)	11/01/00
		(4.4000)	Var 2001
		(2.1470)	Var 2002

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	452,898	160,313	2,960,755	-
		(Option)	04/06/90

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,124,538	-	1,573,012	-

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,105,190	-	1,198,107	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	33,060	-	642,387	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized
			$
10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
	(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	35,693	-	379,550	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	206,711	7,456	1,148,552	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	67,294	-	509,807	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	705,240	1,201,401	832,709	-
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	690,988	320,961	1,170,700	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	123,319	11,109	634,585	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	32,083	-	551,399	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,827,180	3,651	4,756,421	-
		(.2790)	10/17/91
21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	133,377	-	2,878,817	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	52,420	436,638	1,074,477	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	34,728	-	2,803,506	-

	Totals			$23,624,761	1,562,308	25,187,069	16,641,460	17,662,910	24,165,619	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

(3) Investments in Land and Improvements (continued)

  Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The sale transaction relates to the sale of this option.

  The Partnership purchased from two independent third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The general partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing parcel capital (as defined) and distributions to the limited partners.

  Reconciliation of investments in land and improvements owned:

	March 31,	December 31,
	2003	2002

Balance at January 1,	$23,885,361	22,777,508
Additions during period	280,258	1,558,631
Sales during period	-	(450,778)

Balance at end of period	$24,165,619	23,885,361

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,784 acres of the approximately 1,955 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At March 31, 2003, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/03	12/31/02	03/31/03	03/31/03
1	12/30/03	9.00%	$ 1,233,175	1,233,175	423,794	60,752

15	12/31/03	9.00%	144,557	144,557	123,358	4,947

21	06/30/03	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	67,225	67,225	135,097	1,522

			2,101,007	2,101,007	969,028	242,368

Less allowance for doubtful accounts			-	-	767,248	-

			$ 2,101,007	2,101,007	201,780	242,368

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the general partner advanced an additional $12,234. The note accrues interest at a rate of prime plus .5% and has a maturity date which was extended to December 29, 2003. For the three months ended March 31, 2003, interest of $32,891 was capitalized, all of which was unpaid as of March 31, 2003.

On December 6, 2000, the Partnership obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at a rate of prime plus .5% and has a maturity date of November 30, 2004. For the three months ended March 31, 2003, interest of $19,884 was capitalized, all of which was unpaid as of March 31, 2003.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

On September 17, 2002, the Partnership obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the three months ended March 31, 2003, interest of $18,740 was capitalized, all of which was unpaid as of March 31, 2003.

At March 31, 2003, the fair market value of the notes payable to affiliates approximated their carrying value.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Liquidity and Capital Resources

On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the offering terminated after we had sold 30,000 units at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include the capital contribution made by the initial limited partner and the general partner. All of the holders of these units have been admitted as limited partners to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of March 31, 2003, the Partnership has repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased fourteen of the parcels during 1989 and eleven during 1990. As of March 31, 2003, we have had multiple sales transactions, through which we have disposed of approximately 1,147 acres of the approximately 3,102 acres originally owned, or approximately 37%. As of March 31, 2003, cumulative distributions to the limited partners have totaled $15,105,323 (which represents a return of original capital) and $153,743 to the general partner. Through March 31, 2003, we have used $16,641,460 of working capital reserve for rezoning and other activities. These amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2003, we own, in whole or in part, sixteen of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes, insurance and other miscellaneous property expenses.

At March 31, 2003, we had cash and cash equivalents of approximately $1,256,000, of which approximately $44,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $1,212,000 is available to be used for our costs and liabilities, cash distributions to partners and other costs and expenses associated with owning our land parcels. We plan to maximize our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. Parcel 16 has been zoned with development and sales marketing underway. Parcel 12 was annexed and zoned during 2002 and marketing has begun. Zoning discussions have begun on Parcel 12, 17, 18 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,362 and $6,242 were unpaid as of March 31, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $3,193, and $4,762 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2003 and 2002, respectively, all of which was paid as of March 31, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual costs, the affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $8,641and $10,905 was unpaid at March 31, 2003 and December 31, 2002, respectively.

On December 31, 1998, we obtained a loan from our general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, our general partner advanced an additional $12,234. The note accrues interest at a rate of prime plus .5% and has a maturity date which was extended to December 29, 2003. For the three months ended March 31, 2003, interest of $32,891 was capitalized, all of which was unpaid as of March 31, 2003.

On December 6, 2000, we obtained a loan from our general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, our general partner advanced an additional $15,000. The note accrues interest at a rate of prime plus .5% and has a maturity date of November 30, 2004. For the three months ended March 31, 2003, interest of $19,884 was capitalized, all of which was unpaid as of March 31, 2003.

On September 17, 2002, we obtained a loan from our general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the three months ended March 31, 2003, interest of $18,740 was capitalized, all of which was unpaid as of March 31, 2003.

Results of Operations

As of March 31, 2003, we owned sixteen parcels of land consisting of approximately 1,955 acres. Of the 1,955 acres owned, approximately 1,784 acres, or approximately 91%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses for all parcels.

There was no sales activity for the three months ended March 31, 2003. Income from the sale of investment in land and improvements of $75,636 and the cost of land sold of $44,471 for the three months ended March 31, 2002 was the result of the sale of approximately one acre of Parcel 4.

Professional services to affiliates were $7,255 and $9,763 for the three months ended March 31, 2003 and 2002, respectively. This decrease is due to a decrease in legal services partially offset by an increase in accounting fees.

Marketing expenses to non-affiliates were $10,404 and $51,389 for the three months ended March 31, 2003 and 2002, respectively. This decease is due to a decrease in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates were $25,074 and $14,300 for the three months ended March 31, 2003 and 2002, respectively. This increase is due to an increase in real estate taxes.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual lot sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of March 31, 2003, we had recorded an allowance for doubtful accounts of $767,248 relating to the accrued interest receivable on mortgage loans resulting from the sale of these parcels.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	May 12, 2003

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

    Date: May 12, 2003

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

Date: May 12, 2003