Form 10-Q
period 2003-06-30
INLAND LAND APPRECIATION FUND LP
filed 2003-08-14
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003
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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$9,720,057	1,350,883
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $969,028 and $767,248 at June 30, 2003 and December 31, 2002, respectively) (Note 5)	945	202,172
Current portion of mortgage loans receivable (net of allowance for doubtful accounts of $1,444,957 at June 30, 2003) (Note 5)	-	2,101,007
Other current assets	5,250	-

Total current assets	9,726,252	3,654,062

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $38,831 and $21,891 at June 30, 2003 and December 31, 2002, respectively)	38,675	55,616
Mortgage loans receivable, less current portion (net of allowance for doubtful accounts of $656,050 at June 30, 2003) (Note 5)	-	-
Investments in land and improvements, at cost (including acquisition fees paid to affiliates of $709,620 and $830,551 at June 30, 2003 and December 31, 2002, respectively) (Note 3)	20,556,706	23,885,361

Total assets	$30,338,473	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002

Current liabilities:
Accounts payable	$54,205	71,485
Accrued real estate taxes	61,255	82,966
Due to affiliates (Notes 2 and 6)	254,023	355,351
Current portion of notes payable to affiliate (Note 6)	-	2,520,984
Unearned income	20,098	669,280

Total current liabilities	389,581	3,700,066

Notes payable to affiliate, less current portion (Note 6)	3,115,000	3,100,000
Deferred gain on sale of investments in land and improvements (Note 5)	-	242,368

Partners' capital:
General partner:
Capital contribution	500	500
Cumulative net income	167,958	170,170
Cumulative cash distributions	(153,743)	(153,743)

	14,715	16,927
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at June 30, 2003 and December 31, 2002, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	16,051,097	9,784,438
Cumulative cash distributions	(15,105,323)	(15,105,323)

	26,819,177	20,552,518

Total partners' capital	26,833,892	20,569,445

Total liabilities and partners' capital	$30,338,473	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income:
Sale of investments in land and improvements (Note 3)	$12,142,690	106,067	12,142,690	181,703
Rental income (Note 4)	60,267	73,269	120,548	137,158
Interest income	5,962	-	8,990	-
Other income	-	5,006	-	5,006

	12,208,919	184,342	12,272,228	323,867

Expenses:
Cost of land sold	3,798,442	53,332	3,798,442	97,803
Professional services to Affiliates	7,280	11,883	14,535	21,646
Professional services to non-affiliates	3,321	150	34,321	29,715
General and administrative expenses to Affiliates	5,073	2,306	11,954	9,918
General and administrative expenses to non-affiliates	5,552	6,658	14,938	16,051
Marketing expenses to Affiliates	2,649	2,974	5,842	7,736
Marketing expenses to non-affiliates	11,127	25,435	21,531	76,824
Land operating expenses to non- affiliates	3,784	8,886	28,858	23,186
Amortization	8,470	2,571	16,941	5,142
Bad debt expense	2,060,419	-	2,060,419	593,794

	5,906,117	114,195	6,007,781	881,815

Net income (loss)	$6,302,802	70,147	6,264,447	(557,948)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)
	Three months	Three months	Six months	Six months
	Ended	ended	Ended	ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) allocated to:
General Partner	$(1,828)	175	(2,212)	(6,418)
Limited Partners	6,304,630	69,972	6,266,659	(551,530)

Net income (loss)	$6,302,802	70,147	6,264,447	(557,948)

Net income (loss) allocated to the one General Partner Unit	$(1,828)	175	(2,212)	(6,418)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2003 and 2002)	$213.04	2.36	211.76	(18.64)

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,264,447	(557,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(8,344,248)	(83,900)
Amortization	16,941	5,142
Bad debt expense	2,060,419	593,794
Changes in assets and liabilities:
Accounts and accrued interest receivable	(553)	(122)
Other assets	(5,250)	(1,813)
Accounts payable	(17,280)	(5,018)
Accrued real estate taxes	(21,711)	42,360
Due to Affiliates	(101,328)	139,695
Unearned income	(649,182)	225,814

Net cash provided by (used in) operating activities	(797,745)	358,004

Cash flows from investing activities:
Additions to investments in land and improvements	(469,787)	(706,210)
Principal payments collected on mortgage loans receivable	-	40
Proceeds from disposition of investments in land and improvements	12,142,690	181,703

Net cash provided by (used in) investing activities	11,672,903	(524,467)

Cash flows from financing activities:
Proceeds from note payable to Affiliates	-	207,234
Principal payments on notes payable to Affiliates	(2,505,984)	-
Payment of loan costs	-	(7,234)

Net cash provided by (used in) financing activities	(2,505,984)	200,000

Net increase in cash and cash equivalents	8,369,174	33,537
Cash and cash equivalents at beginning of period	1,350,883	188,806

Cash and cash equivalents at end of period	$9,720,057	222,343

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
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

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership") was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is our general partner. The offering terminated on October 6, 1989, after the Partnership had sold 30,000 units, at $1,000 per unit, not including the general partner or the initial limited partner. All of the holders of these units have been admitted as limited partners to the Partnership. The limited partners share in their portion of benefits of ownership of the real property investments according to the number of units held. As of June 30, 2003, the Partnership has repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,571 and $6,242 were unpaid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of the general partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $5,842 and $7,736 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2003 and 2002, respectively, all of which was paid as of June 30, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $0 and $10,905 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investments in Land and Improvements
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,015,292	434,589	1,127,025	-
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	7,259,500
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,150,759	43,735	1,555,498	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,126,818	-	1,219,735	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	35,466	-	644,793	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized
			$
10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
	(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	40,068	-	383,925	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	217,472	7,456	1,159,313	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	68,606	-	511,119	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	1,084,748
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	718,530	320,961	1,198,242	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	130,396	11,109	641,662	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	32,958	-	552,274	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,862,022	3,651	4,791,263	-
		(.2790)	10/17/91

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	143,403	-	2,888,843	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	57,014	436,638	1,079,071	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	35,165	-	2,803,943	-

	Totals			$23,624,761	1,562,308	25,187,069	16,830,989	21,461,352	20,556,706	8,344,248

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
(unaudited)

(3) Investments in Land and Improvements (continued)

  Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The Partnership sold this option in 1990.

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

  Reconciliation of investments in land and improvements owned:

	June 30,	December 31,
	2003	2002

Balance at January 1,	$23,885,361	22,777,508
Additions during period	469,787	1,558,631
Sales during period	(3,798,442)	(450,778)

Balance at end of period	$20,556,706	23,885,361

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,348 acres of the approximately 1,555 acres owned.

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
(unaudited)
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/03	12/31/02	06/30/03	06/30/03
1	12/30/03	9.00%	$ 1,233,175	1,233,175	423,794	60,752

15	12/31/03	9.00%	144,557	144,557	123,358	4,947

21	03/31/05	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	67,225	67,225	135,097	1,522
			2,101,007	2,101,007	969,028	242,368

Less allowance for doubtful accounts			2,101,007	-	969,028	242,368

			$ -	2,101,007	-	-

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the general partner advanced an additional $12,234. The note accrues interest at a rate of prime plus .5% and has a maturity date which was extended to December 29, 2003. For the six months ended June 30, 2003, interest of $63,822 was capitalized. On June 20, 2003, the Partnership paid all principal and interest outstanding on this note.

On December 6, 2000, the Partnership obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at a rate of prime plus .5% and has a maturity date of November 30, 2004. For the six months ended June 30, 2003, interest of $40,210 was capitalized. As of June 30, 2003, total interest of $189,490 remained unpaid.

On September 17, 2002, the Partnership obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the six months ended June 30, 2003, interest of $37,896 was capitalized. As of June 30, 2003, total interest of $57,962 remained unpaid.

7.  Subsequent Events

On July 15, 2003, the Partnership sold an additional lot of Parcel 4 for approximately $260,000 and recorded a gain of approximately $7,000.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected capital expenditures and sales prices. The aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loans Receivable - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each mortgage loan receivable does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of mortgage loans receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Standards No. 66, "Accounting for Sales of Real Estate".

Liquidity and Capital Resources

On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the offering terminated after we had sold 30,000 units at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include the capital contribution made by the initial limited partner and the general partner. All of the holders of these units have been admitted as limited partners to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of June 30, 2003, we repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased fourteen of the parcels during 1989 and eleven during 1990. As of June 30, 2003, we have had multiple sales transactions, through which we have disposed of approximately 1,547 acres of the approximately 3,102 acres originally owned, or approximately 50%. As of June 30, 2003, cumulative distributions to the limited partners have totaled $15,105,323 (which represents a return of original capital) and $153,743 to the general partner. Through June 30, 2003, we have used $16,836,989 of working capital reserve for rezoning and other activities. These amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2003, we own, in whole or in part, fourteen of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes, insurance and other miscellaneous property expenses.

At June 30, 2003, we had cash and cash equivalents of approximately $9,720,000, of which approximately $44,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $9,676,000 is available to be used for our costs and liabilities, cash distributions to partners and other costs and expenses associated with owning our land parcels. We plan to maximize our land sales effort in anticipation of rising land values.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,571 and $6,242 were unpaid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $5,842, and $7,736 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2003 and 2002, respectively, all of which was paid as of June 30, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual costs, the affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $0 and $10,905 was unpaid at June 30, 2003 and December 31, 2002, respectively.

On December 31, 1998, we obtained a loan from our general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, our general partner advanced an additional $12,234. The note accrues interest at a rate of prime plus .5% and has a maturity date which was extended to December 29, 2003. For the six months ended June 30, 2003, interest of $63,822 was capitalized, all of which was unpaid as of March 31, 2003. On June 20, 2003, the Partnership paid all principal and interest outstanding on this note.

On December 6, 2000, we obtained a loan from our general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, our general partner advanced an additional $15,000. The note accrues interest at a rate of prime plus .5% and has a maturity date of November 30, 2004. For the six months ended June 30, 2003, interest of $40,210 was capitalized, all of which was unpaid as of June 30, 2003.

On September 17, 2002, we obtained a loan from our general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the six months ended June 30, 2003, interest of $37,896 was capitalized, all of which was unpaid as of June 30, 2003.

Results of Operations

As of June 30, 2003, we owned fourteen parcels of land consisting of approximately 1,555 acres. Of the 1,555 acres owned, approximately 1,348 acres, or approximately 87%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses for all parcels.

Income from the sale of investment in land and improvements of $12,142,690 and the cost of land sold of $3,798,442 for the six months ended June 30, 2003 was the result of the sale of the remaining 372 acres of Parcel 5 and 28 acres of Parcel 16. Income from the sale of investment in land and improvements of $181,703 and the cost of land sold of $97,803 for the six months ended June 30, 2002 was the result of the sale of approximately two acres of Parcel 4.

Rental income was $120,548, and $137,158 for the six months ended June 30, 2003 and 2002, respectively This decrease was due to fewer acres being farmed as a result of sales.

Professional services to affiliates were $14,535 and $21,646 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to a decrease in legal services partially offset by an increase in accounting fees.

Professional expenses to non-affiliates were $34,321 and $29,715 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to an increase in legal and accounting services.

General and administrative expenses to Affiliates were $11,954 an $9,918 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to an increase in investor services and data processing expenses.

Marketing expenses to non-affiliates were $21,531 and $76,824 for the six months ended June 30, 2003 and 2002, respectively. This decease was due to a decrease in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates were $28,858 and $23,186 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to an increase in real estate taxes.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual lot sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to the accrued interest receivable on mortgage loans resulting from the sale of these parcels. Through continued monitoring and reevaluation, we learned that the carrying costs to develop the parcels have increased due to delays in development and sales velocity and sales proceeds appear lower than originally forecasted. We had a meeting with management in early August 2003, where we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was uncertain. As a result, management has elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable as of June 30, 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also written off against bad debt expense as of June 30, 2003.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     32.1 Section 1350 Certification by Chief Executive Officer

     32.2 Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	August 11, 2003