Form 10-Q
period 2003-09-30
INLAND LAND APPRECIATION FUND LP
filed 2003-11-13
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003
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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$9,455,421	1,350,883
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $969,028 and $767,248 at September 30, 2003 and December 31, 2002, respectively) (Note 5)	36,682	202,172
Mortgage loans receivable (net of allowance for doubtful accounts of $2,101,007 at September 30, 2003) (Note 5)	-	2,101,007
Other current assets	4,591	-

Total current assets	9,496,694	3,654,062

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $53,834 and $21,891 at September 30, 2003 and December 31, 2002, respectively)	23,673	55,616
Investments in land and improvements, at cost (including acquisition fees paid to affiliates of $704,853 and $830,551 at September 30, 2003 and December 31, 2002, respectively) (Note 3)	20,427,630	23,885,361

Total assets	$29,964,837	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002

Current liabilities:
Accounts payable	$17,904	71,485
Accrued real estate taxes	45,713	82,966
Due to affiliates (Notes 2 and 6)	308,635	355,351
Current portion of notes payable to affiliate (Note 6)	-	2,520,984
Unearned income	7,667	669,280

Total current liabilities	379,919	3,700,066

Notes payable to affiliate, less current portion (Note 6)	2,651,076	3,100,000
Deferred gain on sale of investments in land and improvements (Note 5)	-	242,368

Partners' capital:
General partner:
Capital contribution	500	500
Cumulative net income	170,325	170,170
Cumulative cash distributions	(153,743)	(153,743)

	17,082	16,927
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2003 and December 31, 2002, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	16,148,680	9,784,438
Cumulative cash distributions	(15,105,323)	(15,105,323)

	26,916,760	20,552,518

Total partners' capital	26,933,842	20,569,445

Total liabilities and partners' capital	$29,964,837	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Income:
Sale of investments in land and improvements (Notes 1 and 3)	$478,570	-	12,621,260	181,703
Recognition of deferred gain on sale of investments in land and improvements (Note 5)	-	7,590	-	7,590
Rental income (Note 4)	52,443	69,498	172,991	206,656
Interest income	24,254	489	33,244	489
Other income	705	3,500	705	8,506

	555,972	81,077	12,828,200	404,944

Expenses:
Cost of land sold	372,957	-	4,171,399	97,803
Professional services to Affiliates	8,618	6,740	23,153	28,386
Professional services to non-affiliates	3,998	3,269	38,319	32,984
General and administrative expenses to Affiliates	4,913	2,560	16,867	12,478
General and administrative expenses to non-affiliates	4,112	3,682	19,050	19,733
Marketing expenses to Affiliates	5,753	4,992	11,595	12,728
Marketing expenses to non-affiliates	13,898	29,708	35,429	106,532
Land operating expenses to non- affiliates	26,771	53,436	55,629	76,622
Amortization	15,002	2,853	31,943	7,995
Bad debt expense	-	173,454	2,060,419	767,248

	456,022	280,694	6,463,803	1,162,509

Net income (loss)	$99,950	(199,617)	6,364,397	(757,565)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss) allocated to:
General Partner	$2,367	(2,073)	155	(8,491)
Limited Partners	97,583	(197,544)	6,364,242	(749,074)

Net income (loss)	$99,950	(199,617)	6,364,397	(757,565)

Net income (loss) allocated to the one General Partner Unit	$2,367	(2,073)	155	(8,491)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 and 29,593 for the three and nine months ended September 30, 2003 and 2002)	$3.30	(6.68)	215.06	(25.31)

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,364,397	(757,565)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(8,449,861)	(83,900)
Recognition of deferred gain on sale of investments in land and improvements	-	(7,590)
Amortization	31,943	7,995
Bad debt expense	2,060,419	767,248
Changes in assets and liabilities:
Accounts and accrued interest receivable	(36,290)	(49,778)
Other assets	(4,591)	2,878
Accounts payable	(53,581)	14,514
Accrued real estate taxes	(37,253)	14,924
Due to Affiliates	(46,716)	223,251
Unearned income	(661,613)	263,387

Net cash provided by (used in) operating activities	(833,146)	395,364

Cash flows from investing activities:
Additions to investments in land and improvements	(713,668)	(966,332)
Principal payments collected on mortgage loans receivable	-	335,349
Proceeds from disposition of investments in land and improvements	12,621,260	181,703

Net cash provided by (used in) investing activities	11,907,592	(449,280)

Cash flows from financing activities:
Proceeds from note payable to Affiliates	-	1,607,234
Principal payments on notes payable to Affiliates	(2,969,908)	-
Payment of loan costs	-	(27,507)

Net cash provided by (used in) financing activities	(2,969,908)	1,579,727

Net increase in cash and cash equivalents	8,104,538	1,525,811
Cash and cash equivalents at beginning of period	1,350,883	188,806

Cash and cash equivalents at end of period	$9,455,421	1,714,617

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
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

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership") was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is our general partner. The offering terminated on October 6, 1989, after the Partnership had sold 30,000 units, at $1,000 per unit, not including the general partner or the initial limited partner. All of the holders of these units have been admitted as limited partners to the Partnership. The limited partners share in their portion of benefits of ownership of the real property investments according to the number of units held. As of September 30, 2003, the Partnership has repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

September 30, 2003
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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management of the Partnership does not anticipate that the provisions of SFAS No. 150 will have an impact on the Partnership's financial condition and results of operations.

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $12,233 and $6,242 were unpaid as of September 30, 2003 and December 31, 2002, respectively.

An affiliate of the general partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $11,595 and $12,728 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2003 and 2002, respectively, all of which was paid as of September 30, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $12,648 and $10,905 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/03	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,058,292	807,546	797,068	105,613
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(5.8600)	Var 2003

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	7,259,500
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,196,665	43,735	1,601,404	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,166,578	-	1,259,495	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/03	Recognized
9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	38,460	-	647,787	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	44,532	-	388,389	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	225,561	7,456	1,167,402	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	70,549	-	513,062	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/ Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	1,084,748
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	743,881	320,961	1,223,593	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/03	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	141,088	11,109	652,354	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	35,059	-	554,375	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,892,647	3,651	4,821,888	-
		(.2790)	10/17/91

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	170,048	-	2,915,488	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	58,642	436,638	1,080,699	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	35,848	-	2,804,626	-

	Totals			$23,624,761	1,562,308	25,187,069	17,074,870	21,834,309	20,427,630	8,449,861

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

  Reconciliation of investments in land and improvements owned:

	September 30,	December 31,
	2003	2002

Balance at January 1,	$23,885,361	22,777,508
Additions during period	713,668	1,558,631
Sales during period	(4,171,399)	(450,778)

Balance at end of period	$20,427,630	23,885,361

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,466 acres of the approximately 1,543 acres owned.

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of September 30, 2003, the mortgage loans receivable and the related deferred gain are fully reserved.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
(unaudited)
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/03	12/31/02	09/30/03	09/30/03
1	12/30/03	9.00%	$ 1,233,175	1,233,175	423,794	60,752

15	12/31/03	9.00%	144,557	144,557	123,358	4,947

21	03/31/05	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	67,225	67,225	135,097	1,522
			2,101,007	2,101,007	969,028	242,368

Less allowance for doubtful accounts			2,101,007	-	969,028	242,368

			$ -	2,101,007	-	-

(6)  Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the general partner advanced an additional $12,234. The note accrues interest at a rate of prime plus .5% and has a maturity date which was extended to December 29, 2003. For the nine months ended September 30, 2003, interest of $63,822 was capitalized. On June 20, 2003, the Partnership paid all principal and interest outstanding on this note.

On December 6, 2000, the Partnership obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at a rate of prime plus .5% and has a maturity date of November 30, 2004. For the nine months ended September 30, 2003, interest of $60,537 was capitalized. As of September 30, 2003, total interest of $209,816 remained unpaid.

On September 17, 2002, the Partnership obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the nine months ended September 30, 2003, interest of $53,872 was capitalized. As of September 30, 2003, total interest of $73,938 remained unpaid.

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

Liquidity and Capital Resources

On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the offering terminated after we had sold 30,000 units at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include the capital contribution made by the initial limited partner and the general partner. All of the holders of these units have been admitted as limited partners to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of September 30, 2003, we repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased fourteen of the parcels during 1989 and eleven during 1990. As of September 30, 2003, we have had multiple sales transactions, through which we have disposed of approximately 1,559 acres of the approximately 3,102 acres originally owned, or approximately 50%. As of September 30, 2003, cumulative distributions to the limited partners have totaled $15,105,323 (which represents a return of original capital) and $153,743 to the general partner. Through September 30, 2003, we have used $17,074,870 of working capital reserve for rezoning and other activities. These amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2003, we own, in whole or in part, fourteen of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes, insurance and other miscellaneous property expenses.

At September 30, 2003, we had cash and cash equivalents of approximately $9,455,000, of which approximately $44,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $9,411,000 is available to be used for our costs and liabilities, cash distributions to partners and other costs and expenses associated with owning our land parcels. We plan to maximize our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. Parcel 12 was annexed and zoned during 2002 and marketing has begun. Zoning discussions have begun on Parcel 17, 18 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $12,233 and $6,242 were unpaid as of September 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $11,595, and $12,728 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2003 and 2002, respectively, all of which was paid as of September 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual costs, the affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $12,648 and $10,905 was unpaid at September 30, 2003 and December 31, 2002, respectively.

On December 31, 1998, we obtained a loan from our general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, our general partner advanced an additional $12,234. The note accrues interest at a rate of prime plus .5% and has a maturity date which was extended to December 29, 2003. For the nine months ended September 30, 2003, interest of $63,822 was capitalized, all of which was unpaid as of March 31, 2003. On June 20, 2003, the Partnership paid all principal and interest outstanding on this note.

On December 6, 2000, we obtained a loan from our general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, our general partner advanced an additional $15,000. The note accrues interest at a rate of prime plus .5% and has a maturity date of November 30, 2004. For the nine months ended September 30, 2003, interest of $60,537 was capitalized, of which $209,816 was unpaid as of September 30, 2003.

On September 17, 2002, we obtained a loan from our general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. For the nine months ended September 30, 2003, interest of $53,872 was capitalized, of which $73,938 was unpaid as of September 30, 2003.

Results of Operations

As of September 30, 2003, we owned fourteen parcels of land consisting of approximately 1,543 acres. Of the 1,543 acres owned, approximately 1,466 acres, or approximately 95%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses for all parcels.

Income from the sale of investment in land and improvements of $12,621,260 and the cost of land sold of $4,171,399 for the nine months ended September 30, 2003 was the result of the sale of the remaining 372 acres of Parcel 5, 28 acres of Parcel 16 and 6 acres of Parcel 4. Income from the sale of investment in land and improvements of $181,703 and the cost of land sold of $97,803 for the six months ended June 30, 2002 was the result of the sale of approximately two acres of Parcel 4.

Rental income was $172,991, and $206,656 for the nine months ended September 30, 2003 and 2002, respectively This decrease was due to fewer acres being farmed as a result of sales.

Professional services to affiliates were $23,153 and $28,386 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due to a decrease in legal services partially offset by an increase in accounting fees.

Professional expenses to non-affiliates were $38,319 and $32,984 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to an increase in legal and accounting services.

General and administrative expenses to Affiliates were $16,867 an $12,478 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to an increase in investor services and data processing expenses.

Marketing expenses to non-affiliates were $35,429 and $106,532 for the nine months ended September 30, 2003 and 2002, respectively. This decease was due to a decrease in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates were $55,629 and $76,622 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to an increase in real estate taxes.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual lot sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to the accrued interest receivable on mortgage loans resulting from the sale of these parcels. Through continued monitoring and reevaluation, we learned that the carrying costs to develop the parcels have increased due to delays in development and sales velocity and sales proceeds appear lower than originally forecasted. We had a meeting with management in early August 2003, where we reviewed recent forecasts on these parcels, and determined that the collectability of these receivables was doubtful. As a result, management has elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable as of September 30, 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of September 30, 2003.

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

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

     32.1 Section 1350 Certification by principal executive officer

     32.2 Section 1350 Certification by principal financial officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
principal financial officer
Date:	November 12, 2003