Form 10-Q/A
period 2003-09-30
INLAND LAND APPRECIATION FUND LP
filed 2004-03-29
CIK 825315

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss) allocated to:
General Partner	$2,367	(2,073)	155	(8,491)
Limited Partners	97,583	(197,544)	6,364,242	(749,074)

Net income (loss)	$99,950	(199,617)	6,364,397	(757,565)

Net income (loss) allocated to the one General Partner Unit	$2,367	(2,073)	155	(8,491)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 and 29,593 for the three and nine months ended September 30, 2003 and 2002)	$3.30	(6.68)	215.06	(25.31)

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

The Partnership determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if the Partnership had followed that plan, there is a possibility that it could have increased income taxes. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received was sufficient to provide a distribution to the Limited Partners that equated to the Parcel Capital plus approximately a 6% return per annum on the Parcel Capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to the Partnership are lower than anticipated. As of December 31, 2002, the Partnership had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, the Partnership reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, the Partnership elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable as of September 30, 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of September 30, 2003.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
(unaudited)

The General Partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The General Partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner contributed approximately $1,900,000 to acquire the interests in these LLCs. The General Partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and sale of these projects. Based on our review of developments' financial situation in early 2004, the Partnership does not anticipate receiving any additional proceeds and plans to write off these receivables in 2004. The Limited Partners received distributions that equated to Parcel Capital plus approximately a 6% return per annum on the Parcel Capital through the date of the distribution.

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

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the invested capital allocated to each parcel (parcel capital) through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable as of September 30, 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of September 30, 2003.

Our general partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner contributed approximately $1,900,000 to acquire the interests in these LLCs. Our general partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of these projects. Based on our review of developments' financial situation in early 2004, we do not anticipate receiving any additional proceeds and plan to write off these receivables in 2004. Our limited partners received distributions that equated to parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	March 26, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	March 26, 2004