Form 10-K
period 2003-12-31
INLAND LAND APPRECIATION FUND LP
filed 2004-03-30
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

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

Rule 12b-2)    __ Yes     X  No

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2003, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2003, we have had multiple sales transactions, through which we have disposed of approximately 1,571 acres of the approximately 3,102 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to continue to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed and sold. We have also begun planning and zoning on the residential portion of these parcels. Zoning discussions have begun on Parcel 17, 18 and 22.

On February 20, 2004, we sold approximately 224 acres of Parcel 20 for $12,500,000. On March 10, 2004, we sold approximately 90 acres of Parcel 12 for $3,500,000. On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcels 4, 6 and 7. Proceeds from these sales will be used to reduce the note payable to our general partner. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and to repay the note payable to our general partner, which matures November 30, 2004. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2003.

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

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our general partner's website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner's website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited Partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 1, Kendall County, Illinois	84.7360	-	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	-	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	-	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	11.5700	04/18/89
	(.4860		sold 02/28/91)
	(27.5750		sold 08/25/95)
	(4.4000		sold various 2001)
	(2.1417		sold various 2002)
	(23.1033		sold various 2003)

Parcel 5, Kendall County, Illinois	372.2230	-	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

As part of the purchase agreement for parcel 5, we were required to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 6, Kendall County, Illinois	78.3900	74.4400	06/21/89
	(3.9500		sold 11/01/00)

Parcel 7, Kendall County, Illinois	77.0490	77.0490	06/21/89

Parcel 8, Kendall County, Illinois	5.0000	-	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	-	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

Parcel 12, Kendall County, Illinois	90.2710	89.5620	10/31/89
	(.7090		sold 04/26/91)

Parcel 13, McHenry County, Illinois	92.7800	-	11/07/89
	(2.0810		sold 09/18/97)
	(90.6990		sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	-	01/03/90
	(10.5300		sold various 1996)
	(5.4680		sold various 1997)
	(68.5584		sold various 1998)

Parcel 16, Kane/Kendall Counties,	72.4187	-	01/29/90
Illinois	(30.9000		sold 07/10/98)
	(10.3910		sold 12/15/99)
	(3.1000		sold 12/12/00)
	(28.0277		sold 05/19/03)

Parcel 17, McHenry County, Illinois	99.9240	72.4140	01/29/90
	(27.5100		sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	69.9670	01/29/90
	(1.0000		sold various 1990)
	(.5200		sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	223.8690	02/28/90
	(.2790		sold 10/17/91)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 21, Kendall County, Illinois	172.4950	-	03/08/90
	(172.4950		sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	254.5250	04/11/90

Parcel 23, Kendall County, Illinois	140.0210	-	05/08/90
	(4.4100		sold various 1993)
	(35.8800		sold various 1994)
	(3.4400		sold various 1995)
	(96.2910		sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	211.5770	05/23/90
	(12.4570		sold 05/25/90)
	(4.6290		sold 04/01/96)
	(69.82		sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	225.0000	06/01/90

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. The majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our partnership agreement, there were no matters submitted to a vote of our security holders during 2003.

PART II

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of March 22, 2004, there were 3,015 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we have established a unit repurchase program, funds for repurchase of units are limited. Units will be repurchased from limited partners at a price equal to 100% of their original capital as reduced by distributions from net sale proceeds. As of December 31, 2003, we had approximately $44,500 available for the repurchase of units.

For the years ended December 31, 2003 and 2002, we paid the following distributions:

Distributions to:	2003	2002

General partners	$1,265,299	-
Limited partners	7,100,133	1,531,700

Total	$8,365,432	1,531,700

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

For the years ended December 31, 2003, 2002, 2001, 2000, and 1999

(not covered by Independent Auditors' Report)

	2003	2002	2001	2000	1999

Total assets	$21,527,191	27,611,879	26,413,426	25,475,076	24,680,969

Total income	$13,107,454	1,906,799	1,289,468	1,383,351	4,021,769

Net income	$6,436,652	314,651	652,753	845,328	1,882,472

Net income (loss) allocated to the one general partner unit	$1,265,292	(8,513)	2,807	3,335	4,063

Net income allocated per limited partnership unit	$174.75	10.92	21.96	28.45	63.46

Distributions per limited partnership unit from sales	$239.93	51.76	-	50.68	89.55

Weighted average limited partnership units	29,593	29,593	29,593	29,596	29,599

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Valuation of Mortgage Loans Receivable - On a quarterly basis, we conduct an analysis to ensure that the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

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

Liquidity and Capital Resources

On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 6, 1989, the offering terminated after we had sold 30,000 units to the public at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include proceeds from the initial limited partner and the general partner. All of the holders of our units were admitted to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 2003, we have had multiple sales transactions, through which we have disposed of approximately 1,571 acres of the approximately 3,102 acres originally owned. As of December 31, 2003, cumulative distributions to the limited partners have totaled $22,205,456 (which represents a return of original capital) and $1,419,042 to the general partner. Through December 31, 2003, we have used $17,282,545 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2003, we own, in whole or in part, fourteen of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2003, we had cash and cash equivalents of approximately $966,000, of which approximately $44,500 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $921,500 is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

On February 20, 2004, we sold approximately 224 acres of Parcel 20 for $12,500,000. On March 10, 2004, we sold approximately 90 acres of Parcel 12 for $3,500,000. On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcels 4, 6 and 7. Proceeds from these sales will be used to reduce the note payable to our general partner. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and to repay the note payable to our general partner, which matures November 30, 2004. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also begun planning and zoning on the residential portion of these parcels. Parcel 12 was annexed and zoned during 2002 and marketing began. Parcel 12 was sold in 2004. Zoning discussions have begun on Parcel 17, 18 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $47,031, $52,890 and $40,133 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2003, 2002, and 2001, respectively, of which $5,672 and $6,242 was unpaid as of December 31, 2003 and 2002, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $16,120, $16,346 and $32,627 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, all of which was paid as of December 31, 2003 and 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2003 and 2002, we incurred $354,867 and $436,459, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $30,187 and $10,905 was unpaid as of December 31, 2003 and 2002, respectively.

On December 31, 1998, we obtained a loan from the general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the general partner advanced an additional $12,234. The note accrued interest at prime plus .5% and had a maturity date which was extended to December 29, 2003. For the years ended December 31, 2003 and 2002, respectively, interest of $63,822 and $138,435, respectively, was capitalized. During 2003, all principal and interest on this loan was repaid.

On December 6, 2000, we obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. The principal balance outstanding at December 31, 2003 was $1,515,000. For the years ended December 31, 2003 and 2002, interest of $80,642 and $127,040, respectively, was capitalized, of which $229,921 and $149,279 was unpaid as of December 31, 2003 and 2002, respectively.

On May 9, 2002, the general partner advanced us a loan in the amount of $200,000. The note accrued interest at 5.25%. This advance was repaid in full on September 17, 2002. For the year ended December 31, 2002, interest of $3,797 was capitalized, all of which was paid as of December 31, 2002.

On September 17, 2002, we obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2003, we made principal payments totaling $658,318 on this note. The principal balance outstanding at December 31, 2003 was $941,682. For the years ended December 31, 2003 and 2002, interest of $65,546 and $20,066 was capitalized, of which $85,611 and $20,066 was unpaid as of December 31, 2003 and 2002, respectively.

Results of Operations

As of December 31, 2003, we owned fourteen parcels of land consisting of approximately 1,531 acres. Of the 1,531 acres owned, approximately 1,376 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $225,179, $274,768 and $272,752 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sales of investments in land and improvements of $12,827,798 and cost of land sold of $4,289,425 for the year ended December 31, 2003 are a result of the sale of approximately 23 acres of Parcel 4, the sale of approximately 372 acres of Parcel 5 and the sale of approximately 28 acres of Parcel 16. The increase in sales activity for the year ended December 31, 2003 is the result of favorable zoning as well as a change in our marketing approach to target homebuilders, industrial users and land developers. Sales of investments in land and improvements of $1,609,108 and cost of land sold of $450,778 for the year ended December 31, 2002 are a result of the sale of two lots of Parcel 4 and the sale of approximately 70 acres of Parcel 24. Sales of investments in land and improvements of $750,900 and cost of land sold of $384,614 for the year ended December 31, 2001 are a result of the sale of four lots of Parcel 4 and the sale of the balance of 91 acres of Parcel 13.

Interest income was $53,772, $6,827 and $259,774 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received and interest earned on our mortgage loans receivable. During 2002, we recorded an allowance for doubtful accounts relating to the interest in our mortgage loans receivable and stopped the accrual of interest income on the mortgage loans receivable relating to Parcels 1, 15, 21 and 23.

Professional services to affiliates were $31,832, $37,398 and $24,388 for the years ended December 31, 2003, 2002 and 2001, respectively. Professional services to affiliates decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002, due to a decrease in legal services. This decrease was partially offset by an increase in fees for accounting services as a result of increased sales activity and regulatory requirements. Professional services to affiliates increased for the year ended December 31, 2002 as compared to the year ended December 31, 2001, due to an increase in legal services.

Professional services to non-affiliates were $39,588, $33,258 and $30,753 for the years ended December 31, 2003, 2002 and 2001, respectively. Professional services to non-affiliates increased for the year ended December 31, 2003 compared to the year ended December 31, 2002, due to an increase in fees for accounting services.

Marketing expenses to non-affiliates were $83,826, $125,569 and $49,668 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2002 was due to increased marketing and advertising through radio and local cable television ads. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $72,980, $106,588 and $66,249 for the years ended December 31, 2003, 2002 and 2001, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of December 31, 2003.

Our general partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner contributed approximately $1,900,000 to acquire the interests in these LLCs. Our general partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of these projects. Based on our review of developments' financial situation in early 2004, we do not anticipate receiving any additional proceeds and plan to write off these receivables in 2004. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Our Partnership Agreement

Our partnership agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner. The net gain from a sale of our properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributed to the general partner from such sale and the balance of any net gain is allocated to the limited partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the limited partners.

Distributions of net sale proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

As a general rule, net sale proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sale proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital. However, with respect to each parcel of land, the general partner's 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital, plus a 6% per annum noncompounded cumulative preferred return thereon.

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

Subsequent Events

On February 20, 2004, we sold approximately 224 acres of Parcel 20 for $12,500,000 and recorded a gain of approximately $7,600,000.

On March 10, 2004, we sold approximately 90 acres of Parcel 12 for $3,500,000 and recorded a gain of approximately $2,300,000.

On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2003.
Contractual Obligations	Payments due by period
		Less than
	Total	1 year	1-3 years

Long-Term Debt	$2,456,682	1,515,000	941,682

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2003, 2002 and 2001.

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$279,254	555,972	12,208,919	63,309
Net income (loss)	72,255	99,950	6,302,802	(38,355)
Net income (loss) allocated to the limited partners	(1,192,882)	97,583	6,304,630	(37,971)
Net income (loss) per limited partnership unit, basic and diluted	(40.31)	3.30	213.04	(1.28)

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$1,501,855	81,077	184,342	139,525
Net income (loss)	1,072,216	(199,617)	70,147	(628,095)
Net income (loss) allocated to the limited partners	1,072,238	(197,544)	69,972	(621,502)
Net income (loss) per limited partnership unit, basic and diluted	36.23	(6.68)	2.36	(21.00)

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$124,462	705,257	208,982	250,767
Net income	67,435	306,004	126,894	152,420
Net income (loss) allocated to the limited partners	66,763	305,262	126,148	151,773
Net income (loss) per limited partnership unit, basic and diluted	2.26	10.32	4.26	5.13

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) ("the Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash and cash equivalents (Note 1)	$965,756	1,350,883
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $969,028 and $767,248 at December 31, 2003 and 2002) (Note 6)	392	202,172
Mortgage loans receivable (net of allowance for doubtful accounts of $2,101,007 at December 31, 2003) (Note 6)	-	2,101,007
Other current assets	6,816	-

Total current assets	972,964	3,654,062

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $57,399 and $21,891 at December 31, 2003 and 2002, respectively)	20,108	55,616
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $704,853 and $830,551 at December 31, 2003 and 2002, respectively) (Notes 3 and 4)	20,517,279	23,885,361

Total assets	$21,527,191	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Partners' Capital

	2003	2002

Current liabilities:
Accounts payable	$3,455	71,485
Accrued real estate taxes	55,718	82,966
Due to Affiliates (Notes 3 and 7)	351,391	355,351
Current portion of notes payable to Affiliate (Note 7)	1,515,000	2,520,984
Unearned income	19,280	669,280

Total current liabilities	1,944,844	3,700,066

Notes payable to Affiliate, less current portion (Note 7)	941,682	3,100,000
Deferred gain on sale of investments in land and improvements (Note 6)	-	242,368

Total liabilities	2,886,526	7,042,434

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	1,435,462	170,170
Cumulative cash distributions	(1,419,042)	(153,743)

	16,920	16,927
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2003 and 2002, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	14,955,798	9,784,438
Cumulative cash distributions	(22,205,456)	(15,105,323)

	18,623,745	20,552,518

Total Partners' capital	18,640,665	20,569,445

Total liabilities and Partners' capital	$21,527,191	27,611,879

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Income:
Sale of investments in land and improvements (Note 4)	$12,827,798	1,609,108	750,900
Recognition of deferred gain on sale of investments in land and improvements (Note 6)	-	7,590	5,800
Rental income (Note 5)	225,179	274,768	272,752
Interest income	53,772	6,827	259,774
Other income	705	8,506	242

	13,107,454	1,906,799	1,289,468

Expenses:
Cost of land sold	4,289,425	450,778	384,614
Professional services to Affiliates	31,832	37,398	24,388
Professional services to non-affiliates	39,588	33,258	30,753
General and administrative expenses to Affiliates	15,199	15,492	15,745
General and administrative expenses to non-affiliates	25,905	27,864	22,387
Marketing expenses to Affiliates	16,120	16,346	32,627
Marketing expenses to non-affiliates	83,826	125,569	49,668
Land operating expenses to non-affiliates	72,980	106,588	66,249
Amortization of deferred loan fees	35,508	11,607	10,284
Bad debt expense	2,060,419	767,248	-

	6,670,802	1,592,148	636,715

Net income	$6,436,652	314,651	652,753

Net income (loss) allocated to (Note 2):
General Partner	$1,265,292	(8,513)	2,807
Limited Partners	5,171,360	323,164	649,946

Net income	$6,436,652	314,651	652,753

Net income (loss) allocated to the one General Partner Unit	$1,265,292	(8,513)	2,807

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2003, 2002 and 2001)	$174.75	10.92	21.96

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2003, 2002 and 2001

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2001	$22,633	21,111,108	21,133,741

Net income (Note 2)	2,807	649,946	652,753

Balance at December 31, 2001	25,440	21,761,054	21,786,494

Net income (loss) (Note 2)	(8,513)	323,164	314,651
Distributions to Partners ($51.76 per weighted average Limited Partnership Units of 29,593) (Note 2)	-	(1,531,700)	(1,531,700)

Balance at December 31, 2002	16,927	20,552,518	20,569,445

Net income (Note 2)	1,265,292	5,171,360	6,436,652
Distributions to Partners ($239.93 per weighted average Limited Partnership Units of 29,593) (Note 2)	(1,265,299)	(7,100,133)	(8,365,432)

Balance at December 31, 2003	$16,920	18,623,745	18,640,665

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income	$6,436,652	314,651	652,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(8,538,373)	(1,158,330)	(366,286)
Recognition of deferred gain on sale of investments in land and improvements	-	(7,590)	(5,800)
Bad debt expense	2,060,419	767,248	-
Amortization of deferred loan fees	35,508	11,607	10,284
Changes in assets and liabilities:
Accounts and accrued interest receivable	-	(392)	(228,598)
Other assets	(6,816)	5,172	(3,662)
Accounts payable	(68,030)	60,450	6,154
Accrued real estate taxes	(27,248)	36,063	(940)
Due to Affiliates	(3,960)	299,345	36,183
Unearned income	(650,000)	400,000	250,000

Net cash provided by (used in) operating activities	(761,848)	728,224	350,088

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	-	335,349	222,030
Additions to investments in land and improvements	(921,343)	(1,558,631)	(2,055,105)
Proceeds from disposition of investments in land and improvements	12,827,798	1,609,108	750,900

Net cash flow provided by (used in) investing activities	11,906,455	385,826	(1,082,175)

Cash flows from financing activities:
Net proceeds from notes payable to Affiliate	-	1,627,234	-
Loan fees	-	(47,507)	-
Principal payments on notes payable to Affiliates	(3,164,302)	-	-
Cash distributions	(8,365,432)	(1,531,700)	-

Net cash flow provided by (used in) financing activities	(11,529,734)	48,027	-

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net increase (decrease) in cash and cash equivalents	$(385,127)	1,162,077	(732,087)
Cash and cash equivalents at beginning of year	1,350,883	188,806	920,893

Cash and cash equivalents at end of year	$965,756	1,350,883	188,806

Cash paid for interest	$232,681	3,797	271,932

Supplemental schedule of non-cash investing and financing activities:
	2003	2002	2001

Reduction in investments in land and improvements	$4,289,425	450,778	384,614
Gain on sale of investments in land and improvements	8,538,373	1,158,330	366,286
Proceeds from disposition of investments in land and improvements	$12,827,798	1,609,108	750,900

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2003, 2002 and 2001

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2003, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121. The Partnership adopted the provisions of this statement beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

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

2003	2002
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$21,527,191	25,295,875	27,611,879	31,379,994

Partners' capital:
General Partner	16,920	(2,784)	16,927	20,662
Limited Partners	18,623,745	22,411,563	20,552,518	24,316,898

Net income (loss) allocated:
General Partner	1,265,292	1,241,853	(8,513)	(821)
Limited Partners	5,171,360	5,194,798	323,164	315,473

Net income per Limited Partnership Unit	174.75	175.54	10.92	10.66

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2003 and 2002.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,672 and $6,242 were unpaid as of December 31, 2003 and 2002, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $16,120, $16,346 and $32,627 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, all of which was paid as of December 31, 2003 and 2002.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2003 and 2002, the Partnership incurred $354,867 and $436,459, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $30,187 and $10,905 were unpaid as of December 31, 2003 and 2002, respectively..

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,077,802	925,572	698,552	194,125
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	7,259,500
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,214,637	43,735	1,619,376	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,181,179	-	1,274,096	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	39,055	-	648,382	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	45,127	-	388,984	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	240,120	7,456	1,181,961	-
		(.7090)	04/26/91

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	72,466	-	514,979	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	1,084,748
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	792,068	320,961	1,271,780	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	161,628	11,109	672,894	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	36,844	-	556,160	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,920,321	3,651	4,849,562	-
		(.2790)	10/17/91

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	207,606	-	2,953,046	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	60,824	436,638	1,082,881	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	35,848	-	2,804,626	-

	Totals			$23,624,761	1,562,308	25,187,069	17,282,545	21,952,335	20,517,279	8,538,373

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

  Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

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

  Reconciliation of investments in land and improvements owned:

	2003	2002

Balance at January 1,	$23,885,361	22,777,508
Additions during year	921,343	1,558,631
Sales during year	(4,289,425)	(450,778)

Balance at December 31,	$20,517,279	23,885,361
  The aggregate cost of investments in land and improvements owned at December 31, 2003 for Federal income tax purposes was approximately $20,517,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,376 acres of the approximately 1,531 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of December 31, 2003, the mortgage loans receivable and the related deferred gain are fully reserved.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/03	12/31/02	12/31/03	12/31/03

1	03/01/04	9.00%	$ 1,233,175	1,233,215	423,794	60,752

15	12/31/03	9.00%	144,557	144,557	123,358	4,947

21	03/31/05	9.00%	656,050	656,050	286,779	175,147

23	08/26/03	9.00%	67,225	67,225	135,097	1,522

			$ 2,101,007	$ 2,101,007	969,028	242,368

Less allowance for doubtful accounts			2,101,007	-	969,028	242,368

			$ -	2,101,007	-	-

The General Partner determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, the Partnership sold the parcels to a third party developer whereby a 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies ("LLCs"), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. These sales were structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2002, the Partnership recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, management has elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of December 31, 2003.

The General Partner guaranteed the third party development loans owed by these LLCs. In reviewing the developments' financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The General Partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner contributed approximately $1,900,000 to acquire the interests in the LLCs. The General Partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and the sale of these projects.

(7) Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the General Partner advanced an additional $12,234. The note accrued interest at prime plus .5% and had a maturity date which was extended to December 29, 2003. For the years ended December 31, 2003 and 2002, respectively, interest of $63,822 and $138,435, respectively, was capitalized. During 2003, all principal and interest on this loan was repaid.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. For the years ended December 31, 2003 and 2002, interest of $80,642 and $127,040, respectively, was capitalized, of which $229,921 and $149,279 was unpaid as of December 31, 2003 and 2002, respectively.

On May 9, 2002, the General Partner advanced the Partnership a loan in the amount of $200,000. The note accrued interest at 5.25%. This advance was repaid in full on September 17, 2002. For the year ended December 31, 2002, interest of $3,797 was capitalized, all of which was paid as of December 31, 2002.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2003, the Partnership made principal payments totaling $658,318 on this note. The balance outstanding at December 31, 2003 was $941,682. For the years ended December 31, 2003 and 2002, interest of $65,546 and $20,066 was capitalized, of which $85,611 and $20,066 was unpaid as of December 31, 2003 and 2002, respectively.

The fair market value of the notes payable to Affiliate was approximately $2,494,000 and $5,671,000 at December 31, 2003 and 2002, respectively.

(8)  Subsequent Events

On February 20, 2004, the Partnership sold approximately 224 acres of Parcel 20 for $12,500,000 and recorded a gain of approximately $7,600,000.

On March 10, 2004, the Partnership sold approximately 90 acres of Parcel 12 for $3,500,000 and recorded a gain of approximately $2,300,000.

On March 24, 2004, the Partnership paid distributions totaling $10,000,000, which includes $7,864,450 paid to the Limited Partners and $2,135,550 paid to the General Partner.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2003.

Item 9(a). Controls and Procedures

The general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

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

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to us are as follows. Ages are listed as of January 1, 2004.

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Goodwin is Chairman and CEO of The Inland Real Estate Group, Inc., headquartered in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of independent real estate investment and financial companies, with managed assets in excess of $5 billion, doing business nationwide. With 35 years experience in real estate investment, commercial real estate brokerage, land development and construction, and mortgage lending, Inland is one of the nation's largest privately held real estate companies.

Mr. Goodwin has served as a Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He has been Chairman of the Bank Holding Company of American National Bank of DuPage. Currently, he is the Chairman of the Board of Inland Bancorp and Chairman of Inland Mortgage Corporation. Recently he organized the new Westbank State Bank and has overseen the underwriting and issuance of bond financing for real estate developments including Benedictine University and DuPage Airport. He also oversees numerous stock market investment portfolios and is the advisor for a publicly traded mutual fund.

Mr. Goodwin has been in the housing industry for more than 35 years, and has demonstrated a lifelong interest in housing-related issues. He is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

A product of Chicago-area schools, and Mr. Goodwin obtained his Bachelor's and Master's Degrees from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities. He is Vice Chairman of the Board of Trustees of Benedictine University, and Chairman of the Northeastern Illinois University Board of Trustees.

    ROBERT H. BAUM (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nineteen persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $8 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 60) has been with Inland since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 62) is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President, Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 45) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 59) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 2003, she has been Vice President of Administration of Inland Western Retail Real Estate Trust, Inc. and since 1998, she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 51) is President and Director of Inland Real Estate Exchange Corporation. Ms. DelRosso is also President and Managing Broker of Inland Partnership Property Sales Corporation, and serves as a Senior Vice President of Inland Real Estate Investment Corporation. Ms. DelRosso has been with The Inland Real Estate Group of Companies for 18 years.

Ms. DelRosso developed the asset management function for Inland Real Estate Investment Corporation and has supervised it since its inception. In this capacity, she has been responsible for developing and overseeing the business plans for Inland's portfolio of investor-owned assets valued at over $1.5 billion, including multi-family, retail, office and industrial, triple-net lease, land and mortgage funds. Ms. DelRosso has spearheaded several types of real estate transactions including: sales, refinancings, redevelopments, tax increment financings, condominium conversions, and more than 150 tax deferred exchanges under Section 1031 of the U.S. Tax Code.

Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 41) joined Inland in 1989 and is a Vice President of Inland Real Estate Investment Corporation and Treasurer of Inland Western Retail Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

During 2004 we plan to formalize our audit committee, its policies and process and will adopt a Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our partnership units to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us and written representations from such reporting persons, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions of net sales proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

Our partnership agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner. The net gain from a sale of our properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributed to the general partner from such sale and the balance of any net gain is allocated to the limited partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the limited partners.

Distributions of net sale proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

As a general rule, net sale proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sale proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital. However, with respect to each parcel of land, the general partner's 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital, plus a 6% per annum noncompounded cumulative preferred return thereon.

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

We are permitted to engage in various transactions involving affiliates of our general partner, as described below.

Our general partner was entitled to receive an asset management fee equal to one-quarter of 1% of our original cost of undeveloped land annually, limited to a cumulative total over the life of our partnership of 2% of the land's original cost to us. As of June 30, 1998, we had met this limit and no additional asset management fees have been paid.

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2003, such costs included in general and administrative services to affiliates and professional services to affiliates were $47,031, of which $5,672 was unpaid as of December 31, 2003.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs. For the year ended December 31, 2003, we incurred $16,120 of such costs, all of which was paid as of December 31, 2003.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the year ended December 31, 2003, we incurred $354,867 of such costs, of which $30,187 was unpaid, and included in the investments in land and improvements. As of December 31, 2003, notes payable to an affiliate totaled $2,456,682. For the year ended December 31, 2003, interest of $210,010 was capitalized and included in investments in land and improvements.

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent auditor, Deloitte & Touche LLP, were as follows:
	Years ended December 31,
	2003	2002

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$ 31,800	26,000
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	5,400	5,175

Total fees	$ 37,200	31,175

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The financial statements listed in the index at page 16 of this annual report are filed as part of this annual report.
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

  Reports on Form 8-K:

None.

No annual report or proxy material for the year 2003 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 26, 2004

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 26, 2004

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2004