Form 10-Q
period 2004-03-31
INLAND LAND APPRECIATION FUND LP
filed 2004-05-14
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004
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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$6,755,781	965,756
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $969,028 at March 31, 2004 and December 31, 2003) (Note 5)	11,168	392
Mortgage loans receivable (net of allowance for doubtful accounts of $2,101,007 at March 31, 2004 and December 31, 2003) (Note 5)	-	-
Other current assets	17,751	6,816

Total current assets	6,784,700	972,964

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $60,963 and $57,399 at March 31, 2004 and December 31, 2003, respectively)	16,544	20,108
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $497,036 and $704,853 at March 31, 2004 and December 31, 2003, respectively) (Note 3)	14,682,828	20,517,279

Total assets	$21,500,912	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003

Current liabilities:
Accounts payable	$169,603	3,455
Accrued real estate taxes	67,357	55,718
Due to Affiliates (Notes 2 and 6)	375,920	351,391
Current portion of notes payable to Affiliate (Note 6)	1,515,000	1,515,000
Unearned income	22,498	19,280

Total current liabilities	2,150,378	1,944,844

Notes payable to Affiliate, less current portion (Note 6)	941,682	941,682

Total liabilities	3,092,060	2,886,526

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,570,290	1,435,462
Cumulative cash distributions	(3,554,592)	(1,419,042)

	16,198	16,920
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2004 and December 31, 2003, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	22,589,157	14,955,798
Cumulative cash distributions	(30,069,906)	(22,205,456)

	18,392,654	18,623,745

Total Partners' capital	18,408,852	18,640,665

Total liabilities and Partners' capital	$21,500,912	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003

Income:
Sale of investments in land and improvements (Note 3)	$15,967,375	-
Rental income (Note 4)	43,357	60,281
Interest income	11,864	3,028
Other income	30,000	-

	16,052,596	63,309

Expenses:
Cost of land and improvements sold	6,056,976	-
Professional services to affiliates	12,649	7,255
Professional services to non-affiliates	35,273	31,000
General and administrative expenses to affiliates	5,805	6,881
General and administrative expenses to non-affiliates	134,474	9,386
Marketing expenses to affiliates	4,996	3,193
Marketing expenses to non-affiliates	10,138	10,404
Land operating expenses to non-affiliates	20,534	25,074
Amortization	3,564	8,471

	6,284,409	101,664

Net income (loss)	$9,768,187	(38,355)

Net income (loss) allocated:
General partner	$2,134,828	(384)
Limited partners	7,633,359	(37,971)

Net income (loss)	$9,768,187	(38,355)

Net income (loss) allocated to the one general partner unit	$2,134,828	(384)

Net income (loss) per unit allocated to limited partners per weighted average limited partnership units (29,593 for the three months ended March 31, 2004 and 2003)	$257.94	(1.28)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,768,187	(38,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(9,910,399)	-
Amortization	3,564	8,471
Changes in assets and liabilities:
Accounts and accrued interest receivable	(10,776)	(2,158)
Other assets	(10,935)	(2,038)
Accounts payable	166,148	599
Accrued real estate taxes	11,639	21,241
Due to affiliates	24,529	69,371
Unearned income	3,218	128,317

Net cash provided by operating activities	45,175	185,448

Cash flows from investing activities:
Additions to investments in land and improvements	(222,525)	(280,258)
Proceeds from disposition of investments in land and improvements	15,967,375	-

Net cash provided by (used) in investing activities	15,744,850	(280,258)

Cash flows from financing activities:
Cash distributions	(10,000,000)	-

Net cash flows used in financing activities	(10,000,000)	-

Net increase (decrease) in cash and cash equivalents	5,790,025	(94,810)
Cash and cash equivalents at beginning of period	965,756	1,350,883

Cash and cash equivalents at end of period	$6,755,781	1,256,073

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2004
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2004, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,934 and $5,672 were unpaid as of March 31, 2004 and December 31, 2003, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,996 and $3,193 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 2004 and 2003, respectively, all of which was paid as of March 31, 2004 and December 31, 2003.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the three months ended March 31, 2004 and 2003, the Partnership incurred $63,754 and $100,248, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $18,783 and $30,187 were unpaid as of March 31, 2004 and December 31, 2003, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/04	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,104,919	925,572	725,669	-
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,238,975	43,735	1,643,714	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,203,459	-	1,296,376	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/04	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	41,525	-	650,852	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	47,597	-	391,454	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	2,302,495
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	75,194	-	517,707	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	877,704	320,961	1,357,416	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/04	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	174,810	11,109	686,076	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	38,387	-	557,703	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	7,607,904
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	219,416	-	2,964,856	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	63,087	436,638	1,085,144	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	37,083	-	2,805,861	-

	Totals			$23,624,761	1,562,308	25,187,069	17,505,070	28,009,311	14,682,828	9,910,399

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
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

  Reconciliation of investments in land and improvements owned:

	March 31,	December 31
	2004	2003

Balance at January 1,	$20,517,279	23,885,361
Additions during period	222,525	921,343
Sales during period	(6,056,976)	(4,289,425)

Balance at end of period	$14,682,828	20,517,279

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2004, the Partnership had farm leases of generally one year in duration, for approximately 965 acres of the approximately 1,218 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of March 31, 2004, the mortgage loans receivable and the related deferred gain are fully reserved.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/04	12/31/03	03/31/04	03/31/04

1	03/01/04	9.00%	$ 1,233,215	1,233,175	423,794	60,752

15	12/31/03 *	9.00%	144,557	144,557	123,358	4,947

21	03/31/05	9.00%	656,050	656,050	286,779	175,147

23	08/26/03 *	9.00%	67,225	67,225	135,097	1,522

			$ 2,101,007	2,101,007	969,028	242,368

Less allowance for doubtful accounts			2,101,007	2,101,007	969,028	242,368

			$ -	-	-	-

* These loans will be extended.

The General Partner determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies ("LLCs"), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. These sales were structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2002, the Partnership recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, management elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

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

(6) Notes Payable to Affiliate

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. For the three months ended March 31, 2004, interest of $20,106 was capitalized. Accrued interest of $250,027 and $229,921 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2003, the Partnership made principal payments totaling $658,318 on this note. The balance outstanding at March 31, 2004 was $941,682. For the three months ended March 31, 2004, interest of 10,565 was capitalized. Accrual interest of $96,176 and $85,611 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

(7)  Subsequent Events

During April 2004, we sold two lots of Parcel 4 for approximately $615,000 and recorded a gain of approximately $312,000.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 2004, we have had multiple sales transactions, through which we have disposed of approximately 1,884 acres of the approximately 3,102 acres originally owned. As of March 31, 2004, cumulative distributions to the limited partners have totaled $30,069,906 (which exceeds the original capital) and $3,554,592 to the general partner. Through March 31, 2004, we have used $17,505,070 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2004, we own, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2004, we had cash and cash equivalents of approximately $6,755,781, of which approximately $44,500 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $6,711,000 is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

On February 20, 2004, we sold approximately 224 acres of Parcel 20 for $12,500,000. On March 10, 2004, we sold approximately 90 acres of Parcel 12 for $3,500,000. On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcels 4, 6 and 7 in 2004. Proceeds from these sales will be used to reduce the note payable to our general partner. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and to repay the note payable to our general partner, which matures November 30, 2004. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $18,454 and $14,136 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2004 and 2003, respectively, of which $10,934 and $5,672 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $4,996 and $3,193 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2004 and 2003, respectively, all of which was paid as of March 31, 2004 and December 31, 2003.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2004 and 2003, we incurred $75,640 and $100,248, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $18,783 and $30,187 was unpaid as of March 31, 2004 and 2003, respectively.

On December 6, 2000, we obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. The principal balance outstanding at March 31, 2004 was $1,515,000. For the three months ended March 31, 2004, interest of $20,106 was capitalized. Accrued interest of $250,027 and $229,921 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

On September 17, 2002, we obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2003, we made principal payments totaling $658,318 on this note. The principal balance outstanding at March 31, 2004 was $941,682. For the three months ended March 31, 2004, interest of $10,565 was capitalized. Accrued interest of $96,176 and $85,611 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

Results of Operations

As of March 31, 2004, we owned twelve parcels of land consisting of approximately 1,218 acres. Of the 1,218 acres owned, approximately 965 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $43,357 and $60,281 for the three months ended March 31, 2004 and 2003, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sales of investments in land and improvements of $15,967,375 and cost of land sold of $6,056,976 for the three months ended March 31, 2004 are a result of the sale of approximately 90 acres of Parcel 12 and the sale of approximately 227 acres of Parcel 20. The increase in sales activity for the three months ended March 31, 2004 is the result of favorable zoning as well as a change in our marketing approach to target homebuilders, industrial users and land developers.

Interest income was $11,864 and $3,028 for the three months ended March 31, 2004 and 2003, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received and interest earned on our mortgage loans receivable.

Professional services to affiliates were $12,649 and $7,255 for the three months ended March 31, 2004 and 2003, respectively. Professional services to affiliates increased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due to an increase in legal services as a result of increased sales activity.

Professional services to non-affiliates were $35,273 and $31,000 for the three months ended March 31, 2004 and 2003, respectively. Professional services to non-affiliates increased for the year ended December 31, 2003 compared to the year ended December 31, 2002, due to an increase in fees for accounting services.

General and administrative expenses to non-affiliates were $134,474 and $9,386 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $10,138 and $10,404 for the three months ended March 31, 2004 and 2003, respectively. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $20,534 and $25,074 for the three months ended March 31, 2004 and 2003, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

Our general partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner contributed approximately $1,900,000 to acquire the interests in these LLCs. Our general partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of these projects. Based on our review of developments' financial situation in early 2004, we do not anticipate receiving any additional proceeds and anticipate we will write off these receivables in 2004. However, the write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivables. Therefore, it is possible that the write-off will not occur until the later part of 2004. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of March 31, 2004.
Contractual Obligations	Payments due by period
		Less than
	Total	1 year	1-3 years

Long-Term Debt	$2,456,682	1,515,000	941,682

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 14, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	May 14, 2004