Form 10-Q
period 2004-06-30
INLAND LAND APPRECIATION FUND LP
filed 2004-08-05
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$6,531,345	965,756
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $969,028 at June 30, 2004 and December 31, 2003) (Note 5)	1,509	392
Mortgage loans receivable (net of allowance for doubtful accounts of $2,101,007 at June 30, 2004 and December 31, 2003) (Note 5)	-	-
Other current assets	7,742	6,816

Total current assets	6,540,596	972,964

Other assets	16,840	16,840
Deferred loan fees (net of accumulated amortization of $64,527 and $57,399 at June 30, 2004 and December 31, 2003, respectively)	12,980	20,108
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $497,036 and $704,853 at June 30, 2004 and December 31, 2003, respectively) (Note 3)	14,583,823	20,517,279

Total assets	$21,154,239	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003

Current liabilities:
Accounts payable	$104,069	3,455
Accrued real estate taxes	42,245	55,718
Due to Affiliates (Notes 2 and 6)	400,576	351,391
Current portion of notes payable to Affiliate (Note 6)	1,515,000	1,515,000
Unearned income	23,270	19,280

Total current liabilities	2,085,160	1,944,844

Notes payable to Affiliate, less current portion (Note 6)	363,791	941,682

Total liabilities	2,448,951	2,886,526

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,569,142	1,435,462
Cumulative cash distributions	(3,554,592)	(1,419,042)

	15,050	16,920
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at June 30, 2004 and December 31, 2003, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	22,886,741	14,955,798
Cumulative cash distributions	(30,069,906)	(22,205,456)

	18,690,238	18,623,745

Total Partners' capital	18,705,288	18,640,665

Total liabilities and Partners' capital	$21,154,239	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2004 and 2003
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income:
Sale of investments in land and improvements (Note 3)	$612,760	12,142,690	16,610,135	12,142,690
Rental income (Note 4)	41,336	60,267	84,693	120,548
Interest income	13,611	5,962	25,475	8,990
Other income	2,150	2,350	3,925	4,800

	669,857	12,211,269	16,724,228	12,277,028

Expenses:
Cost of land sold	301,567	3,798,442	6,358,543	3,798,442
Professional services to Affiliates	6,224	7,280	18,873	14,535
Professional services to non-affiliates	13,301	3,321	48,574	34,321
General and administrative expenses to Affiliates	6,687	6,248	12,492	14,354
General and administrative expenses to non-affiliates	18,190	6,727	154,439	17,338
Marketing expenses to Affiliates	4,344	2,649	11,084	5,842
Marketing expenses to non-affiliates	12,701	11,127	21,095	21,531
Land operating expenses to non- affiliates	6,843	3,784	27,377	28,858
Amortization	3,564	8,470	7,128	16,941
Bad debt expense	-	2,060,419	-	2,060,419

	373,421	5,908,467	6,659,605	6,012,581

Net income	$296,436	6,302,802	10,064,623	6,264,447

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

(continued)

For the three and six months ended June 30, 2004 and 2003
(unaudited)
	Three months	Three months	Six months	Six months
	ended	Ended	ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) allocated to:
General Partner	$(1,148)	(1,828)	2,133,680	(2,212)
Limited Partners	297,584	6,304,630	7,930,943	6,266,659

Net income	$296,436	6,302,802	10,064,623	6,264,447

Net income (loss) allocated to the one General Partner Unit	$(1,148)	(1,828)	2,133,680	(2,212)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2004 and 2003)	$10.06	213.04	268.00	211.76

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$10,064,623	6,264,447
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in land and improvements	(10,251,592)	(8,344,248)
Amortization	7,128	16,941
Bad debt expense	-	2,060,419
Changes in assets and liabilities:
Accounts and accrued interest receivable	(1,117)	(553)
Other current assets	(926)	(5,250)
Accounts payable	100,614	(17,280)
Accrued real estate taxes	(13,473)	(21,711)
Due to Affiliates	49,185	(101,328)
Unearned income	3,990	(649,182)

Net cash used in operating activities	(41,568)	(797,745)

Cash flows from investing activities:
Additions to investments in land and improvements	(425,087)	(469,787)
Proceeds from disposition of investments in land and improvements	16,610,135	12,142,690

Net cash provided by investing activities	16,185,048	11,672,903

Cash flows from financing activities:
Distributions	(10,000,000)	-
Principal payments on notes payable to Affiliates	(577,891)	(2,505,984)

Net cash used in financing activities	(10,577,891)	(2,505,984)

Net increase in cash and cash equivalents	5,565,589	8,369,174
Cash and cash equivalents at beginning of period	965,756	1,350,883

Cash and cash equivalents at end of period	$6,531,345	9,720,057

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2004

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2004, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $13,394 and $5,672 were unpaid as of June 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $11,084 and $5,842 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, all of which was paid as of June 30, 2004 and December 31, 2003.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the six months ended June 30, 2004 and 2003, the Partnership incurred $96,239 and $194,274, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $13,970 and $30,187 were unpaid as of June 30, 2004 and December 31, 2003, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June30, 2004 (unaudited)

(3) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,125,176	1,227,139	444,359	311,193
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(4.7900)	Var 2004

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,253,747	43,735	1,658,486	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,215,157	-	1,308,074	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2004 (unaudited)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	42,373	-	651,700	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	47,597	-	391,454	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	2,332,495
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	103,495	-	546,008	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	922,226	320,961	1,401,938	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2004 (unaudited)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	195,720	11,109	706,986	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	75,403	-	594,719	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	7,607,904
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	239,415	-	2,984,855	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	65,970	436,638	1,087,847	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	38,619	-	2,807,397	-

	Totals			$23,624,761	1,562,308	25,187,069	17,707,632	28,310,878	14,583,823	10,251,592

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(3) Investments in Land and Improvements (continued)

  Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

  The Partnership purchased from two different third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined) and distributions to the Partners.

  Reconciliation of investments in land and improvements owned:

	June 30,	December 31
	2004	2003

Balance at January 1,	$20,517,279	23,885,361
Additions during period	425,087	921,343
Sales during period	(6,358,543)	(4,289,425)

Balance at end of period	$14,583,823	20,517,279

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2004, the Partnership had farm leases of generally one year in duration, for approximately 965 acres of the approximately 1,213 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of June 30, 2004, the mortgage loans receivable and the related deferred gain are fully reserved.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/04	12/31/03	06/30/04	06/30/04

1	03/01/04*	9.00%	$ 1,233,175	1,233,175	423,794	60,752

15	12/31/03 *	9.00%	144,557	144,557	123,358	4,947

21	03/31/05	9.00%	656,050	656,050	286,779	175,147

23	08/26/03 *	9.00%	67,225	67,225	135,097	1,522

			$ 2,101,007	2,101,007	969,028	242,368

Less allowance for doubtful accounts			2,101,007	2,101,007	969,028	242,368

			$ -	-	-	-

* These loans will be extended.

The General Partner determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if the Partnership had followed that plan, there is a possibility that the Limited Partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies ("LLCs"), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. These sales were structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2002, the Partnership recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, management elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

The General Partner guaranteed the third party development loans owed by these LLCs. In reviewing the developments' financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The General Partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner contributed approximately $1,900,000 to acquire the interests in the LLCs. In 2003, the General Partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and the sale of these projects.

(6) Notes Payable to Affiliate

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. For the six months ended June 30, 2004, interest of $40,210 was capitalized. Accrued interest of $270,132 and $229,921 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2004, the Partnership made principal payments totaling $577,891 on this note. The balance outstanding at June 30, 2004 was $363,791. For the six months ended June 30, 2004, interest of $17,469 was capitalized. Accrued interest of $103,080 and $85,611 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 2004, we have had multiple sales transactions, through which we have disposed of approximately 1,889 acres, or 61%, of the approximately 3,102 acres originally owned. As of June 30, 2004, cumulative distributions to the limited partners have totaled $30,069,906 (which exceeds the original capital) and $3,554,592 to the general partner. Through June 30, 2004, we have used $17,707,632 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2004, we own, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2004, we had cash and cash equivalents of $6,531,345, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2004 we have received net sales proceeds of approximately $16,600,000 from the sales of Parcels 4, 12 and 20. On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcel 4 in 2004. Proceeds from these sales will be used to reduce the note payable to our general partner. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and to repay the note payable to our general partner, which matures November 30, 2004. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also begun planning and zoning on the residential portion of these parcels. Zoning and land planning discussions have begun on Parcels 14, 19, 17, 18 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $31,365 and $28,889 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, of which $13,394 and $5,672 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $11,084 and $5,842 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, all of which was paid as of June 30, 2004 and December 31, 2003.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2004 and 2003, we incurred $96,239 and $194,274, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $13,970 and $30,187 was unpaid as of June 30, 2004 and 2003, respectively.

On December 6, 2000, we obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. The principal balance outstanding at June 30, 2004 was $1,515,000. For the six months ended June 30, 2004, interest of $40,210 was capitalized. Accrued interest of $270,132 and $229,921 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

On September 17, 2002, we obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2004, we made principal payments totaling $577,891 on this note. The principal balance outstanding at June 30, 2004 was $363,791. For the six months ended June 30, 2004, interest of $17,469 was capitalized. Accrued interest of $103,080 and $85,611 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

Results of Operations

As of June 30, 2004, we owned twelve parcels of land consisting of approximately 1,213 acres. Of the 1,213 acres owned, approximately 965 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $84,693 and $120,548 for the six months ended June 30, 2004 and 2003, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sales of investments in land and improvements of $16,610,135 and cost of land sold of $6,358,543 for the six months ended June 30, 2004 are a result of the sale of 2 lots of Parcel 4, the sale of approximately 90 acres of Parcel 12 and the sale of approximately 227 acres of Parcel 20. The increase in sales activity for the six months ended June 30, 2004 is the result of favorable zoning achieved as well as a change in our marketing approach to target homebuilders, industrial users and land developers.

Interest income was $25,475 and $8,990 for the six months ended June 30, 2004 and 2003, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received.

Professional services to affiliates were $18,873 and $14,535 for the six months ended June 30, 2004 and 2003, respectively. Professional services to affiliates increased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to an increase in accounting and legal services as a result of increased sales activity.

Professional services to non-affiliates were $48,574 and $34,321 for the six months ended June 30, 2004 and 2003, respectively. Professional services to non-affiliates increased for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due to an increase in fees for accounting services.

General and administrative expenses to non-affiliates were $154,439 and $17,338 for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 is due to state taxes accrued and paid as a result of the land sales.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of June 30, 2004.
Contractual Obligations	Payments due by period
		Less than
	Total	1 year	1-3 years

Long-Term Debt	$1,878,791	1,515,000	363,791

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 4, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 4, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	August 4, 2004