Form 10-Q
period 2004-09-30
INLAND LAND APPRECIATION FUND LP
filed 2004-11-15
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$4,587,429	965,756
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $969,028 at September 30, 2004 and December 31, 2003) (Note 5)	34, 290	392
Mortgage loans receivable (net of allowance for doubtful accounts of $2,101,007 at September 30, 2004 and December 31, 2003) (Note 5)	-	-
Other current assets	4,121	6,816

Total current assets	4,625,840	972,964

Other assets	5,729	16,840
Deferred loan fees (net of accumulated amortization of $76,257 and $57,399 at September 30, 2004 and December 31, 2003, respectively)	1,250	20,108
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $495,417 and $704,853 at September 30, 2004 and December 31, 2003, respectively) (Note 3)	14,603,652	20,517,279

Total assets	$19,236,471	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003

Current liabilities:
Accounts payable	$99,090	3,455
Accrued real estate taxes	32,504	55,718
Due to Affiliates (Notes 2 and 6)	160,437	351,391
Current portion of notes payable to Affiliate (Note 6)	139,625	1,515,000
Unearned income	11,423	19,280

Total current liabilities	443,079	1,944,844

Notes payable to Affiliate, less current portion (Note 6)	-	941,682

Total liabilities	443,079	2,886,526

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,568,991	1,435,462
Cumulative cash distributions	(3,554,592)	(1,419,042)

	14,899	16,920
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2004 and December 31, 2003, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	22,974,996	14,955,798
Cumulative cash distributions	(30,069,906)	(22,205,456)

	18,778,493	18,623,745

Total Partners' capital	18,793,392	18,640,665

Total liabilities and Partners' capital	$19,236,471	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Income:
Sale of investments in land and improvements (Notes 1 and 3)	$237,243	478,570	16,847,378	12,621,260
Rental income (Note 4)	41,573	52,443	126,266	172,991
Interest income	15,689	24,254	41,164	33,244
Other income	2,300	2,405	6,225	7,205

	296,805	557,672	17,021,033	12,834,700

Expenses:
Cost of land sold	133,976	372,957	6,492,519	4,171,399
Professional services to Affiliates	3,594	8,618	22,467	23,153
Professional services to non-affiliates	5,079	3,998	53,653	38,319
General and administrative expenses to Affiliates	3,295	4,913	15,787	19,267
General and administrative expenses to non-affiliates	7,405	5,812	161,844	23,150
Marketing expenses to Affiliates	18,640	5,753	29,724	11,595
Marketing expenses to non-affiliates	3,281	13,898	24,376	35,429
Land operating expenses to non- affiliates	21,701	26,771	49,078	55,629
Amortization	11,730	15,002	18,858	31,943
Bad debt expense	-	-	-	2,060,419

	208,701	457,722	6,868,306	6,470,303

Net income	$88,104	99,950	10,152,727	6,364,397

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2004 and 2003
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income (loss) allocated to:
General Partner	$(151)	2,367	2,133,529	155
Limited Partners	88,255	97,583	8,019,198	6,364,242

Net income	$88,104	99,950	10,152,727	6,364,397

Net income (loss) allocated to the one General Partner Unit	$(151)	2,367	2,133,529	155

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2004 and 2003)	$2.98	3.30	270.98	215.06

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$10,152,727	6,364,397
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in land and improvements	(10,354,859)	(8,449,861)
Amortization	-	31,943
Bad debt expense	18,858	2,060,419
Changes in assets and liabilities:
Accounts and accrued interest receivable	(33,858)	(36,290)
Other assets	13,806	(4,591)
Accounts payable	95,635	(53,581)
Accrued real estate taxes	(23,214)	(37,253)
Due to Affiliates	(190,954)	(46,716)
Unearned income	(7,857)	(661,613)

Net cash used in operating activities	(329,756)	(833,146)

Cash flows from investing activities:
Additions to investments in land and improvements	(578,892)	(713,668)
Proceeds from disposition of investments in land and improvements	16,847,378	12,621,260

Net cash provided by investing activities	16,268,486	11,907,592

Cash flows from financing activities:
Distributions	(10,000,000)	-
Principal payments on notes payable to Affiliates	(2,317,057)	(2,969,908)

Net cash used in financing activities	(12,317,057)	(2,969,908)

Net increase in cash and cash equivalents	3,621,673	8,104,538
Cash and cash equivalents at beginning of period	965,756	1,350,883

Cash and cash equivalents at end of period	$4,587,429	9,455,421

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2004

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2004, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

Except as described in footnote (b) to Note 4 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). FIN 46 became effective for the Partnership as of March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,298 and $5,672 were unpaid as of September 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $29,724 and $11,595 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, all of which was paid as of September 30, 2004 and December 31, 2003.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the nine months ended September 30, 2004 and 2003, the Partnership incurred $168,997 and $282,354, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $45,646 and $30,187 were unpaid as of September 30, 2004 and December 31, 2003, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
September 30, 2004 (unaudited)

(3) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,149,757	1,361,115	334,964	414,460
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,273,575	43,735	1,678,314	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,233,470	-	1,326,387	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
September 30, 2004 (unaudited)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	44,775	-	654,102	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	50,000	-	393,857	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	2,332,495
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	125,619	-	568,132	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	925,842	320,961	1,405,554	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
September 30, 2004 (unaudited)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	203,314	11,109	714,580	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	120,857	-	640,173	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	7,607,904
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	243,024	-	2,988,464	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	67,823	436,638	1,089,880	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	40,467	-	2,809,245	-

	Totals			$23,624,761	1,562,308	25,187,069	17,861,437	28,444,854	14,603,652	10,354,859

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
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

  Reconciliation of investments in land and improvements owned:

	September 30,	December 31
	2004	2003

Balance at January 1,	$20,517,279	23,885,361
Additions during period	578,892	921,343
Sales during period	(6,492,519)	(4,289,425)

Balance at end of period	$14,603,652	20,517,279

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2004, the Partnership had farm leases of generally one year in duration, for approximately 965 acres of the approximately 1,211 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of September 30, 2004, the mortgage loans receivable and the related deferred gain are fully reserved.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/04	12/31/03	09/30/04	09/30/04

1	12/31/05	9.00%	$ 1,233,175	1,233,175	423,794	60,752

15	12/31/04	9.00%	144,557	144,557	123,358	4,947

21	03/31/05	9.00%	656,050	656,050	286,779	175,147

23	12/31/04	9.00%	67,225	67,225	135,097	1,522

			$ 2,101,007	2,101,007	969,028	242,368

Less allowance for doubtful accounts			2,101,007	2,101,007	969,028	242,368

			$ -	-	-	-

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

September 30, 2004
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

(6) Notes Payable to Affiliate

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. For the nine months ended September 30, 2004, interest of $49,046 was capitalized. As of September 30, 2004, this loan and all accrued interest was paid in full.

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2004, the Partnership made principal payments totaling $802,056 on this note. The balance outstanding at September 30, 2004 was $139,625. For the nine months ended September 30, 2004, interest of $21,882 was capitalized. Accrued interest of $107,493 and $85,611 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

(7) Subsequent Events

In November 2004, the note payable to the Affiliate of $139,625 and all accrued interest were repaid in full.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 2004, we have had multiple sales transactions, through which we have disposed of approximately 1,891 acres, or 61%, of the approximately 3,102 acres originally owned. As of September 30, 2004, cumulative distributions to the limited partners have totaled $30,069,906 (which exceeds the original capital) and $3,554,592 to the general partner. Through September 30, 2004, we have used $17,861,437 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2004, we own, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2004, we had cash and cash equivalents of $4,587,429, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2004 we have received net sales proceeds of approximately $16,847,000 from the sales of Parcels 4, 12 and 20. On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcel 4 in 2004. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and to repay the note payable to our general partner, which matures November 30, 2004. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $38,254 and $42,420 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, of which $7,298 and $5,672 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $29,724 and $11,595 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, all of which was paid as of September 30, 2004 and December 31, 2003.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2004 and 2003, we incurred $168,997 and $282,354, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $45,646 and $30,187 was unpaid as of September 30, 2004 and 2003, respectively.

On December 6, 2000, we obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrues interest at prime plus .5% and has a maturity date of November 30, 2004. The principal balance outstanding at September 30, 2004 was $1,515,000. For the nine months ended September 30, 2004, interest of $49,046 was capitalized. As of September 30, 2004, this loan and all accrued interest were paid in full.

On September 17, 2002, we obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrues interest at a rate of prime plus .5% and has a maturity date of September 17, 2005. During 2004, we made principal payments totaling $577,891 on this note. The principal balance outstanding at September 30, 2004 was $139,625. For the nine months ended September 30, 2004, interest of $21,882 was capitalized. Accrued interest of $107,493 and $85,611 was unpaid as of September 30, 2004 and December 31, 2003, respectively. In November 2004, the note payable to the Affiliate of $139,625 and all accrued interest were repaid in full.

Results of Operations

As of September 30, 2004, we owned twelve parcels of land consisting of approximately 1,211 acres. Of the 1,211 acres owned, approximately 965 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $126,266 and $172,991 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sales of investments in land and improvements of $16,847,378 and cost of land sold of $6,492,519 for the nine months ended September 30, 2004 are a result of the sale of three lots of Parcel 4, the sale of approximately 90 acres of Parcel 12 and the sale of approximately 227 acres of Parcel 20. The increase in sales activity for the nine months ended September 30, 2004 is the result of favorable zoning achieved as well as a change in our marketing approach to target homebuilders, industrial users and land developers.

Interest income was $41,164 and $33,244 for the nine months ended September 30, 2004 and 2003, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received.

Professional services to non-affiliates were $53,653 and $38,319 for the nine months ended September 30, 2004 and 2003, respectively. Professional services to non-affiliates increased for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, due to an increase in fees for accounting services.

General and administrative expenses to non-affiliates were $161,844 and $23,150 for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 is due to state taxes accrued and paid as a result of the land sales.

Marketing expenses to non-affiliates were $24,376 and $35,429 for the nine months ended September 30, 2004 and 2003, respectively. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

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

Our general partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner contributed approximately $1,900,000 to acquire the interests in these LLCs. Our general partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of these projects. Based on our review of developments' financial situation in early 2004, we do not anticipate receiving any additional proceeds and anticipate we will write off these receivables in 2004. However, the write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivables. Therefore, the write-off will not occur until the later part of 2004. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of September 30, 2004.
Contractual Obligations	Payments due by period
		Less than
	Total	1 year	1-3 years

Long-Term Debt	$139,625	139,625	-

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2004

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	November 12, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	November 12, 2004