Form 10-K
period 2004-12-31
INLAND LAND APPRECIATION FUND LP
filed 2005-03-25
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

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

Rule 12b-2)    __ Yes     X  No

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to an increase to 30,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2004, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners could under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2004, we have had multiple sales transactions, through which we have disposed of approximately 1,891 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to continue to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed and sold. We have also begun planning and zoning on the residential portion of these parcels. Zoning and land planning discussions have begun on Parcels 14, 17, 18, 19 and 22.

On February 20, 2004, we sold approximately 224 acres of Parcel 20 for $12,500,000. On March 10, 2004, we sold approximately 90 acres of Parcel 12 for $3,500,000. In March 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. We received sales proceeds of $850,000 from the sale of lots of Parcel 4, 6 and 7. In December 2004, we paid an additional distribution of $3,100,000 to the limited partners and $499,480 to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcels 4, 6 and 7 during 2005. Proceeds from the 2004 sales were used to repay the note payable to our general partner. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2004.

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

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, Kendall County, Illinois	84.7360	-	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	-	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	-	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	4.7900	04/18/89
	(.4860		sold 02/28/91)
	(27.5750		sold 08/25/95)
	(4.4000		sold various 2001)
	(2.1417		sold various 2002)
	(23.1033		sold various 2003)
	(6.7800		sold various 2004)

Parcel 5, Kendall County, Illinois	372.2230	-	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

As part of the purchase agreement for parcel 5, we were required to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 6, Kendall County, Illinois	78.3900	74.4400	06/21/89
	(3.9500		sold 11/01/00)

Parcel 7, Kendall County, Illinois	77.0490	77.0490	06/21/89

Parcel 8, Kendall County, Illinois	5.0000	-	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	-	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

Parcel 12, Kendall County, Illinois	90.2710	-	10/31/89
	(.7090		sold 04/26/91)
	(89.5620		sold 03/10/04)

Parcel 13, McHenry County, Illinois	92.7800	-	11/07/89
	(2.0810		sold 09/18/97)
	(90.6990		sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	-	01/03/90
	(10.5300		sold various 1996)
	(5.4680		sold various 1997)
	(68.5584		sold various 1998)

Parcel 16, Kane/Kendall Counties,	72.4187	-	01/29/90
Illinois	(30.9000		sold 07/10/98)
	(10.3910		sold 12/15/99)
	(3.1000		sold 12/12/00)
	(28.0277		sold 05/19/03)

Parcel 17, McHenry County, Illinois	99.9240	72.4140	01/29/90
	(27.5100		sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	69.9670	01/29/90
	(1.0000		sold various 1990)
	(.5200		sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	-	02/28/90
	(.2790		sold 10/17/91)
	(223.8690		sold 02/20/04)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 21, Kendall County, Illinois	172.4950	-	03/08/90
	(172.4950		sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	254.5250	04/11/90

Parcel 23, Kendall County, Illinois	140.0210	-	05/08/90
	(4.4100		sold various 1993)
	(35.8800		sold various 1994)
	(3.4400		sold various 1995)
	(96.2910		sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	211.5770	05/23/90
	(12.4570		sold 05/25/90)
	(4.6290		sold 04/01/96)
	(69.82		sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	225.0000	06/01/90

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2004, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our partnership agreement, there were no matters submitted to a vote of our security holders during 2004.

PART II

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of March 7, 2005, there were 2,998 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2004 and 2003, we paid the following distributions:

Distributions to:	2004	2003

General partners	$2,635,030	1,265,299
Limited partners	10,964,450	7,100,133

Total	$13,599,480	8,365,432

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

For the years ended December 31, 2004, 2003, 2002, 2001 and 2000

(not covered by the Report of Independent Registered Public Accounting Firm)
	2004	2003	2002	2001	2000

Total assets	$15,372,720	21,527,191	27,611,879	26,413,426	25,475,076

Total income	$17,079,723	13,116,054	1,916,049	1,289,468	1,383,351

Net income	$10,150,323	6,436,652	314,651	652,753	845,328

Net income (loss) allocated to the one general partner unit	$2,632,985	1,265,292	(8,513)	2,807	3,335

Net income allocated per limited partnership unit	$254.02	174.75	10.92	21.96	28.45

Distributions per limited partnership unit from sales	$370.51	239.93	51.76	-	50.68

Weighted average limited partnership units	29,593	29,593	29,593	29,593	29,596

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

The net income per unit and distributions per unit data is based upon the weighted average number of units outstanding.

All distributions from sales represent a return of original capital until such time as the limited partners have received distributions totaling their original capital. As of March 2004, the limited partners had received distributions in excess of their original capital.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2004, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2004, the partnership has evaluated the mortgage loans receivables and written off $867,832 of previously reserved mortgage loans receivable. In addition, the partnership has recorded and allowance for doubtful accounts of $1,233,175 on the remaining mortgage loan receivable.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of December 31, 2004, we have had multiple sales transactions, through which we have disposed of approximately 1,891 acres of the approximately 3,102 acres originally owned. As of December 31, 2004, cumulative distributions to the limited partners have totaled $33,169,906 (which exceeds the original capital) and $4,054,072 to the general partner. Through December 31, 2004, we have used $18,002,009 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2004, we own, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2004, we had cash and cash equivalents of approximately $602,000, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

On February 20, 2004, we sold approximately 224 acres of Parcel 20 for $12,500,000. On March 10, 2004, we sold approximately 90 acres of Parcel 12 for $3,500,000. On March 24, 2004, we paid distributions totaling $10,000,000, which includes $7,864,450 paid to the limited partners and $2,135,550 paid to the general partner. We received sales proceeds of $850,000 from the sale of lots of Parcel 4,6 and 7. In December 2004, we paid an additional distribution of $3,100,000 to the limited partners and $499,480 to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcels 4, 6 and 7 during 2005. Proceeds from the 2004 sales were used to repay the note payable to our general partner. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions. We continue to market our remaining acres for sale.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also begun planning and zoning on the residential portion of these parcels. Zoning and land planning discussions have begun on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $48,039, $55,631 and $62,640 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, of which $5,422 and $5,672 was unpaid as of December 31, 2004 and 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $19,280, $16,120, and $16,346 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2004, 2003, and 2002, respectively, all of which was paid as of December 31, 2004 and 2003.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2004 and 2003, we incurred $98,576 and $144,857, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $16,016 and $30,187 was unpaid as of December 31, 2004 and 2003, respectively.

On December 31, 1998, we obtained a loan from the general partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the general partner advanced an additional $12,234. The note accrued interest at prime plus .5% and had a maturity date which was extended to December 29, 2003. For the year ended December 31, 2003, interest of $63,822 was capitalized. During 2003, all principal and interest on this loan was repaid.

On December 6, 2000, we obtained a loan from the general partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the general partner advanced an additional $15,000. The note accrued interest at prime plus .5% and had a maturity date of November 30, 2004. For the years ended December 31, 2004 and 2003, interest of $49,046 and $80,642, respectively, was capitalized, of which $0 and $229,921 was unpaid as of December 31, 2004 and 2003, respectively. During 2004, all principal and accrued interest on this loan was repaid.

On May 9, 2002, the general partner advanced us a loan in the amount of $200,000. The note accrued interest at 5.25%. This advance was repaid in full on September 17, 2002. For the year ended December 31, 2002, interest of $3,797 was capitalized, all of which was paid as of December 31, 2002.

On September 17, 2002, we obtained a loan from the general partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrued interest at a rate of prime plus .5% and had a maturity date of September 17, 2005. For the years ended December 31, 2004 and 2003, interest of $22,609 and $65,546 was capitalized, of which $0 and $85,611 was unpaid as of December 31, 2004 and 2003, respectively. During 2004, all principal and accrued interest on this loan was repaid.

Results of Operations

As of December 31, 2004, we owned twelve parcels of land consisting of approximately 1,211 acres. Of the 1,211 acres owned, approximately 965 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $166,438, $225,179, and $274,768 for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sales of investments in land and improvements of $16,847,378 and cost of land sold of $6,492,519 for the year ended December 31, 2004 are a result of the sale of additional lots of Parcel 4 and the sale of the balance of Parcels 12 and 20. Sales of investments in land and improvements of $12,827,798 and cost of land sold of $4,289,425 for the year ended December 31, 2003 are a result of the sale of approximately 23 acres of Parcel 4, the sale of approximately 372 acres of Parcel 5 and the sale of approximately 28 acres of Parcel 16. The increase in sales activity for the years ended December 31, 2004 and 2003 is the result of favorable zoning as well as a change in our marketing approach to target homebuilders, industrial users and land developers. Sales of investments in land and improvements of $1,609,108 and cost of land sold of $450,778 for the year ended December 31, 2002 are a result of the sale of two lots of Parcel 4 and the sale of approximately 70 acres of Parcel 24.

Interest income was $58,782, $53,772, and $6,827 for the years ended December 31, 2004, 2003, and 2002, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received and interest earned on our mortgage loans receivable. During 2002, we recorded an allowance for doubtful accounts relating to the interest on our mortgage loans receivable and stopped the accrual of interest income on the mortgage loans receivable relating to Parcels 1, 15, 21 and 23.

Professional services to affiliates were $27,543, $31,832 and $37,398 for the years ended December 31, 2004, 2003 and 2002, respectively. Professional services to affiliates decreased for the years ended December 31, 2004 and 2003 compared to the year ended December 31, 2002, due to a decrease in legal services. This decrease was partially offset by an increase in fees for accounting services as a result of increased sales activity and regulatory requirements.

Professional services to non-affiliates were $55,829, $39,588 and $33,258 for the years ended December 31, 2004, 2003 and 2002, respectively. Professional services to non-affiliates increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002, due to an increase in fees for accounting services.

General and administrative expenses to non-affiliates were $33,559, $17,704 and $21,894 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in general and administrative expenses in 2004 is due to the amortization of loan fees as a result of payoff of the note payable.

Tax expenses were $139,258, $8,201 and $5,970 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in tax expenses in 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $54,982, $83,826 and $125,569 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2002 was due to increased marketing and advertising through radio and local cable television ads. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $65,826, $72,980 and $106,588 for the years ended December 31, 2004, 2003 and 2002, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own and have decreased due to the sale of acres.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of December 31, 2003. We continued to monitor these transactions throughout 2004 and, based on our review of the developments' financial situation during the fourth quarter of 2004, we do not anticipate receiving any additional proceeds on Parcels 15, 21 and 23. As of December 31, 2004, the Partnership has written off the mortgage loans receivable and related accrued interest receivable and deferred gain relating to Parcels 15, 21 and 23. As of December 31, 2004, the mortgage loan receivable relating to Parcel 1 has been fully reserved, however based on our review of the developments' financial situation relating to this Parcel and potential sales of the commercial pieces of this Parcel , we have not written off this receivable at this time.

Our general partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner contributed approximately $1,900,000 to acquire the interests in these LLCs. Our general partner contributed approximately $2,400,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of these projects. Based on our review of the developments' financial situation during the fourth quarter of 2004, we do not anticipate receiving any additional proceeds and therefore have written off these receivables in 2004. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2004, 2003 and 2002.
	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$58,690	296,805	669,857	16,054,371
Net income (loss)	(2,404)	88,104	296,436	9,768,187
Net income (loss) allocated to the limited partners	(501,860)	88,255	297,584	7,633,359
Net income (loss) per limited partnership unit, basic and diluted	(16.96)	2.98	10.06	257.94

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$281,354	557,672	12,211,269	65,759
Net income (loss)	72,255	99,950	6,302,802	(38,355)
Net income (loss) allocated to the limited partners	(1,192,882)	97,583	6,304,630	(37,971)
Net income (loss) per limited partnership unit, basic and diluted	(40.31)	3.30	213.04	(1.28)

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$1,511,105	81,077	184,342	139,525
Net income (loss)	1,072,216	(199,617)	70,147	(628,095)
Net income (loss) allocated to the limited partners	1,072,238	(197,544)	69,972	(621,502)
Net income (loss) per limited partnership unit, basic and diluted	36.23	(6.68)	2.36	(21.00)

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

Report of Independent Registered Public Accounting Firm

To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheet of Inland Land Appreciation Fund, L.P. (a limited partnership) ("the Partnership") as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois
January 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheet of Inland Land Appreciation Fund, L.P. (a limited partnership) ("the Partnership") as of December 31, 2003, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2004 and 2003

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$601,956	965,756
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 and $969,028 at December 31, 2004 and 2003, respectively) (Note 6)	1,401	392
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 and $2,101,007 at December 31, 2004 and 2003, respectively) (Note 6)	-	-
Other current assets	19,410	6,816

Total current assets	622,767	972,964

Other assets	5,729	16,840
Deferred loan fees (net of accumulated amortization of $77,507 and $57,399 at December 31, 2004 and 2003, respectively)	-	20,108
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $495,417 and $704,853 at December 31, 2004 and 2003, respectively) (Notes 3 and 4)	14,744,224	20,517,279

Total assets	$15,372,720	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2004 and 2003

Liabilities and Partners' Capital

	2004	2003

Current liabilities:
Accounts payable	$87,486	3,455
Accrued real estate taxes	43,458	55,718
Due to Affiliates (Notes 3 and 7)	21,438	351,391
Current portion of notes payable to Affiliate (Note 7)	-	1,515,000
Unearned income	28,830	19,280

Total current liabilities	181,212	1,944,844

Notes payable to Affiliate, less current portion (Note 7)	-	941,682

Total liabilities	181,212	2,886,526

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,068,447	1,435,462
Cumulative cash distributions	(4,054,072)	(1,419,042)

	14,875	16,920
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2004 and 2003, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	22,473,136	14,955,798
Cumulative cash distributions	(33,169,906)	(22,205,456)

	15,176,633	18,623,745

Total Partners' capital	15,191,508	18,640,665

Total liabilities and Partners' capital	$15,372,720	21,527,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Income:
Sale of investments in land and improvements (Note 4)	$16,847,378	12,827,798	1,609,108
Recognition of deferred gain on sale of investments in land and improvements (Note 6)	-	-	7,590
Rental income (Note 5)	166,438	225,179	274,768
Interest income	58,782	53,772	6,827
Other income	7,125	9,305	17,756

	17,079,723	13,116,054	1,916,049

Expenses:
Cost of land sold	6,492,519	4,289,425	450,778
Professional services to Affiliates	27,543	31,832	37,398
Professional services to non-affiliates	55,829	39,588	33,258
General and administrative expenses to Affiliates	20,496	23,799	24,742
General and administrative expenses to non-affiliates	33,559	17,704	21,894
Tax expense	139,258	8,201	5,970
Marketing expenses to Affiliates	19,280	16,120	16,346
Marketing expenses to non-affiliates	54,982	83,826	125,569
Land operating expenses to non-affiliates	65,826	72,980	106,588
Amortization of deferred loan fees	20,108	35,508	11,607
Bad debt expense	-	2,060,419	767,248

	6,929,400	6,679,402	1,601,398

Net income	$10,150,323	6,436,652	314,651

Net income (loss) allocated to (Note 2):
General Partner	$2,632,985	1,265,292	(8,513)
Limited Partners	7,517,338	5,171,360	323,164

Net income	$10,150,323	6,436,652	314,651

Net income (loss) allocated to the one General Partner Unit	$2,632,985	1,265,292	(8,513)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2004, 2003 and 2002)	$254.02	174.75	10.92

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2004, 2003 and 2002

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2002	$25,440	21,761,054	21,786,494

Net income (loss) (Note 2)	(8,513)	323,164	314,651
Distributions to Partners ($51.76 per weighted average Limited Partnership Units of 29,593) (Note 2)	-	(1,531,700)	(1,531,700)

Balance at December 31, 2002	16,927	20,552,518	20,569,445

Net income (Note 2)	1,265,292	5,171,360	6,436,652
Distributions to Partners ($239.93 per weighted average Limited Partnership Units of 29,593) (Note 2)	(1,265,299)	(7,100,133)	(8,365,432)

Balance at December 31, 2003	16,920	18,623,745	18,640,665

Net income (Note 2)	2,632,985	7,517,338	10,150,323
Distributions to Partners ($370.51 per weighted average Limited Partnership Units of 29,593) (Note 2)	(2,635,030)	(10,964,450)	(13,599,480)

Balance at December 31, 2004	$14,875	15,176,633	15,191,508

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Cash flows from operating activities:
Net income	$10,150,323	6,436,652	314,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(10,354,859)	(8,538,373)	(1,158,330)
Recognition of deferred gain on sale of investments in land and improvements	-	-	(7,590)
Bad debt expense	-	2,060,419	767,248
Amortization of deferred loan fees	20,108	35,508	11,607
Changes in assets and liabilities:
Accounts and accrued interest receivable	(1,009)	-	(392)
Other assets	(1,483)	(6,816)	5,172
Accounts payable	84,031	(68,030)	60,450
Accrued real estate taxes	(12,260)	(27,248)	36,063
Due to Affiliates	(329,953)	(3,960)	299,345
Unearned income	9,550	(650,000)	400,000

Net cash provided by (used in) operating activities	(435,552)	(761,848)	728,224

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	-	-	335,349
Additions to investments in land and improvements	(719,464)	(921,343)	(1,558,631)
Proceeds from disposition of investments in land and improvements	16,847,378	12,827,798	1,609,108

Net cash flow provided by investing activities	16,127,914	11,906,455	385,826

Cash flows from financing activities:
Net proceeds from notes payable to Affiliate	-	-	1,627,234
Loan fees	-	-	(47,507)
Principal payments on notes payable to Affiliates	(2,456,682)	(3,164,302)	-
Cash distributions	(13,599,480)	(8,365,432)	(1,531,700)

Net cash flow provided by (used in) financing activities	(16,056,162)	(11,529,734)	48,027

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Net increase (decrease) in cash and cash equivalents	$(363,800)	(385,127)	1,162,077
Cash and cash equivalents at beginning of year	965,756	1,350,883	188,806

Cash and cash equivalents at end of year	$601,956	965,756	1,350,883

Cash paid for interest	$387,189	232,681	3,797

Supplemental schedule of non-cash investing and financing activities:
	2004	2003	2002

Reduction in investments in land and improvements	$6,492,519	4,289,425	450,778
Gain on sale of investments in land and improvements	10,354,859	8,538,373	1,158,330
Proceeds from disposition of investments in land and improvements	$16,847,378	12,827,798	1,609,108

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2004, 2003 and 2002

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2004, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2002 and 2003 financial statements to conform with the 2004 presentation.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership was March 31, 2004. FIN 46, as revised, did not have a material impact on the Partnership's financial condition and results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Partnership's financial condition and results of operations.

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

2004	2003
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,372,720	19,129,018	21,527,191	25,295,875

Partners' capital:
General Partner	14,875	(4,829)	16,920	(2,784)
Limited Partners	15,176,633	18,920,773	18,623,745	22,411,563

Net income (loss) allocated:
General Partner	2,632,985	2,632,983	1,265,292	1,241,853
Limited Partners	7,517,338	6,112,380	5,171,360	5,194,798

Net income per Limited Partnership Unit	254.02	206.55	174.75	175.54

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2004 and 2003.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,422 and $5,672 were unpaid as of December 31, 2004 and 2003, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $19,280, $16,120 and $16,346 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, all of which was paid as of December 31, 2004, 2003 and 2002.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2004 and 2003, the Partnership incurred $98,576 and $144,857, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $16,016 and $30,187 were unpaid as of December 31, 2004 and 2003, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,164,784	1,361,115	349,991	414,460
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,304,987	43,735	1,709,726	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,265,851	-	1,358,768	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	46,263	-	655,590	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	51,529	-	395,386	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	2,332,495
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	142,826	-	585,339	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	933,614	320,961	1,413,326	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	211,074	11,109	722,340	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	133,126	-	652,442	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	7,607,904
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	251,203	-	2,996,643	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	71,858	436,638	1,093,915	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	41,980	-	2,810,758	-

	Totals			$23,624,761	1,562,308	25,187,069	18,002,009	28,444,854	14,744,224	10,354,859

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

  Reconciliation of investments in land and improvements owned:

	2004	2003

Balance at January 1,	$20,517,279	23,885,361
Additions during year	719,464	921,343
Sales during year	(6,492,519)	(4,289,425)

Balance at December 31,	$14,744,224	20,517,279
  The aggregate cost of investments in land and improvements owned at December 31, 2004 for Federal income tax purposes was approximately $14,910,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2004, the Partnership had farm leases of generally one year in duration, for approximately 965 acres of the approximately 1,211 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of December 31, 2004, the mortgage loans receivable and the related deferred gain are fully reserved.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/04	12/31/03	12/31/04	12/31/04

1	03/01/04	9.00%	$1,233,175	1,233,175	423,794	60,752

15	12/31/03	9.00%	-	144,557	-	-

21	03/31/05	9.00%	-	656,050	-	-

23	08/26/03	9.00%	-	67,225	-	-

			$1,233,175	2,101,007	423,794	60,752

Less Allowance for doubtful accounts			1,233,175	2,101,007	423,794	60,752

			$-	-	-	-

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the projects. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2002, the Partnership recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, management elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of December 31, 2003. The General Partner continued to monitor these transactions throughout 2004 and, based on its review of the developments' financial situation during the fourth quarter of 2004, it does not anticipate receiving any additional proceeds on Parcels 15, 21 and 23. As of December 31, 2004, the Partnership has written off the mortgage loans receivable and related accrued interest receivable and deferred gain relating to Parcels 15, 21 and 23. As of December 31, 2004, the mortgage loan receivable relating to Parcel 1 has been fully reserved, however based on review of the developments' financial situation relating to this Parcel and potential sales of the commercial pieces of this Parcel , we have not written off this receivable at this time.

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

(7) Notes Payable to Affiliate

On December 31, 1998, the Partnership obtained a loan from the General Partner in the amount of $2,493,750 solely collateralized by Parcel 5. During 2002, the General Partner advanced an additional $12,234. The note accrued interest at prime plus .5% and had a maturity date which was extended to December 29, 2003. For the year ended December 31, 2003, interest of $63,822 was capitalized. During 2003, all principal and interest on this loan was repaid.

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrued interest at prime plus .5% and had a maturity date of November 30, 2004. For the years ended December 31, 2004 and 2003, interest of $49,046 and $80,642, respectively, was capitalized, of which $0 and $229,921 was unpaid as of December 31, 2004 and 2003, respectively. During 2004, all principal and accrued interest on this loan was repaid.

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7. The note accrued interest at a rate of prime plus .5% and had a maturity date of September 17, 2005. For the years ended December 31, 2004 and 2003, interest of $22,609 and $65,546 was capitalized, of which $0 and $85,611 was unpaid as of December 31, 2004 and 2003, respectively. During 2004, all principal and accrued interest on this loan was repaid.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

On January 27, 2005, our audit committee engaged Grant Thornton LLP ("Grant Thornton") to serve as our independent registered public accounting firm effective immediately. In addition, on January 27, 2005, our audit committee accepted notice from Deloitte & Touche LLP ("Deloitte"), its current independent registered public accounting firm, indicating that, effective immediately, Deloitte will resign as our independent registered public accounting firm.

The reports of Deloitte on our financial statements for the years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion, disclaimer of opinion or explanatory paragraphs and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with Deloitte's audits of our two most recent fiscal years ended December 31, 2002 and 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods. During the our two most recent fiscal years, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We provided Deloitte a copy of the Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") and requested Deloitte to furnish us with a letter addressed to the SEC stating whether Deloitte agreed with the above statements made by us and, if not, stating the respects in which it does not agree. We filed Deloitte's response with the SEC on Form 8-K.

We did not consult Grant Thornton regarding (i) either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; as such, no written or oral advice was provided, and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Deloitte (as there were none).

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially effected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9 (b). Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. Our general partner is a wholly owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations.

During 2004, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent from our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a Code of Ethics that applies to all of its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2005.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, General Counsel of the Partnership

DANIEL L. GOODWIN (age 61) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund. He has served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force and presently serves as chairman of New Directions Affordable Housing Corporation.

Mr. Goodwin obtained his bachelor's and master's degrees from Illinois State Universities. Following graduation, he taught for five years in the Chicago public schools system. More recently, Mr. Goodwin has served as a member of the board of governors of Illinois State Colleges and Universities. He is vice chairman of the board of trustees of Benedictine University, vice chairman of the board of trustees of Springfield College and chairman of the board of Northeastern Illinois University.

ROBERT H. BAUM (age 61) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS (age 61) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee. He is also chairman, chief executive officer and director of Inland Retail Real Estate Trust, Inc. and is chairman, chief executive officer and director of Inland Western Retail Real Estate Trust, Inc. He is chairman, chief executive officer and affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts.

BRENDA G. GUJRAL (age 62) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and affiliated director of Inland American Retail Real Estate Trust, Inc.

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

CATHERINE L. LYNCH (age 46) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 60) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations. Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc. She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 40) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 42) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and since 2004, treasurer of Inland American Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 53) joined Inland in 1985 and is a Senior Vice President and Senior Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court. He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2004, such costs included in general and administrative services to affiliates and professional services to affiliates were $48,039, of which $5,422 was unpaid as of December 31, 2004.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs. For the year ended December 31, 2004, we incurred $19,280 of such costs, all of which was paid as of December 31, 2004.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the year ended December 31, 2004, we incurred $98,576 of such costs, of which $16,016 was unpaid, and included in the investments in land and improvements. As of December 31, 2004, all notes payable to an affiliate had been repaid. For the year ended December 31, 2004, interest of $71,655 was capitalized and included in investments in land and improvements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership
  The officers and directors of our general partner own as a group the following units of our partnership:

	Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	298 Units directly	1%

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees paid for professional services rendered by our independent registered public accounting firm were as follows:
	Years ended December 31,
	2004	2003

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$35,900	31,800
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	15,190	5,400

Total fees	$51,090	37,200

On January 27, 2005, our audit committee approved Grant Thornton LLP to serve as our independent registered public accounting firm for the year ended December 31, 2004.

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

(d) Reports on Form 8-K.

None.

No annual report or proxy material for the year 2004 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 23, 2005

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 23, 2005

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 23, 2005

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 23, 2005