Form 10-Q
period 2005-03-31
INLAND LAND APPRECIATION FUND LP
filed 2005-05-10
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005
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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$475,737	601,956
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at March 31, 2005 and December 31, 2004) (Note 5)	984	1,401
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at March 31, 2005 and December 31, 2004) (Note 5)	-	-
Other current assets	12,808	19,410

Total current assets	489,529	622,767

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $495,417 at March 31, 2005 and December 31, 2004) (Note 3)	14,863,969	14,744,224

Total assets	$15,359,227	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004

Current liabilities:
Accounts payable	$90,884	87,486
Accrued real estate taxes	54,585	43,458
Due to Affiliates (Note 2)	24,537	21,438
Unearned income	26,680	28,830

Total liabilities	196,686	181,212

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,068,157	4,068,447
Cumulative cash distributions	(4,054,072)	(4,054,072)

	14,585	14,875
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2005 and December 31, 2004, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	22,444,459	22,473,136
Cumulative cash distributions	(33,169,906)	(33,169,906)

	15,147,956	15,176,633

Total Partners' capital	15,162,541	15,191,508

Total liabilities and Partners' capital	$15,359,227	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004

Income:
Sale of investments in land and improvements (Note 3)	$-	15,997,375
Rental income (Note 4)	38,889	43,357
Interest income	2,892	11,864
Other income	1,200	1,775

	42,981	16,054,371

Expenses:
Cost of land and improvements sold	-	6,056,976
Professional services to affiliates	4,898	12,649
Professional services to non-affiliates	31,901	35,273
General and administrative expenses to affiliates	5,868	5,805
General and administrative expenses to non-affiliates	(6,981)	136,249
Marketing expenses to affiliates	6,488	6,740
Marketing expenses to non-affiliates	13,841	8,394
Land operating expenses to non-affiliates	15,933	20,534
Amortization	-	3,564

	71,948	6,286,184

Net income (loss)	$(28,967)	9,768,187

Net income (loss) allocated:
General partner	$(290)	2,134,828
Limited partners	(28,677)	7,633,359

Net income (loss)	$(28,967)	9,768,187

Net income (loss) allocated to the one general partner unit	$(290)	2,134,828

Net income (loss) per unit allocated to limited partners per weighted average limited partnership units (29,593 for the three months ended March 31, 2005 and 2004)	$(0.97)	257.94

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(28,967)	9,768,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investments in land and improvements	-	(9,940,399)
Amortization	-	3,564
Changes in assets and liabilities:
Accounts and accrued interest receivable	417	(10,776)
Other assets	6,602	(10,935)
Accounts payable	3,398	166,148
Accrued real estate taxes	11,127	11,639
Due to affiliates	3,099	24,529
Unearned income	(2,150)	3,218

Net cash provided by (used in) operating activities	(6,474)	15,175

Cash flows from investing activities:
Additions to investments in land and improvements	(119,745)	(222,525)
Proceeds from disposition of investments in land and improvements	-	15,997,375

Net cash provided by (used in) investing activities	(119,745)	15,774,850

Cash flows from financing activities:
Cash distributions	-	(10,000,000)

Net cash flows used in financing activities	-	(10,000,000)

Net increase (decrease) in cash and cash equivalents	(126,219)	5,790,025
Cash and cash equivalents at beginning of period	601,956	965,756

Cash and cash equivalents at end of period	$475,737	6,755,781

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2005
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2005, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications were made to the 2004 financial statements to conform to the 2005 presentation.

Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,817 and $5,422 were unpaid as of March 31, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $6,488 and $6,740 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, all of which was paid as of March 31, 2005 and December 31, 2004.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the three months ended March 31, 2005 and 2004, the Partnership incurred $43,954 and $63,754, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $16,720 and $16,016 were unpaid as of March 31, 2005 and December 31, 2004, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,180,418	1,361,115	365,625	-
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,336,514	43,735	1,741,253	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,296,982	-	1,389,899	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	48,591	-	657,918	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	54,006	-	397,863	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	156,314	-	598,827	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	937,665	320,961	1,417,377	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	215,061	11,109	726,327	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	140,181	-	659,497	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	255,184	-	3,000,624	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	74,865	436,638	1,096,922	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	43,059	-	2,811,837	-

	Totals			$23,624,761	1,562,308	25,187,069	18,121,754	28,444,854	14,863,969	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
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

  Reconciliation of investments in land and improvements owned:

	March 31,	December 31
	2005	2004

Balance at January 1,	$14,744,224	20,517,279
Additions during period	119,745	719,464
Sales during period	-	(6,492,519)

Balance at end of period	$14,863,969	14,744,224

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2005, the Partnership had farm leases of generally one year in duration, for approximately 899 acres of the approximately 1,211 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of March 31, 2005, the mortgage loans receivable and the related deferred gain are fully reserved.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/05	12/31/04	03/31/05	03/31/05

1	03/01/04	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

The General Partner determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcel to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company ("LLC"), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. The sale was structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. Management continued to review the project and determined that the collectibility of the receivable was doubtful. As a result, management elected to reserve $1,233,215 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

The General Partner guaranteed the third party development loans owed by the LLC. In reviewing the development's financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and the sale of the project.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2005, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2005, we have recorded an allowance for doubtful accounts of $1,233,215 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 2005, we have had multiple sales transactions, through which we have disposed of approximately 1,891 acres, or 61%, of the approximately 3,102 acres originally owned. As of March 31, 2005, cumulative distributions to the limited partners have totaled $33,169,906 (which exceeds the original capital) and $4,054,072 to the general partner. Through March 31, 2005, we have used $18,121,754 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2005, we own, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2005, we had cash and cash equivalents of $475,737, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of Parcels 4, 6 and 7 in 2005. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also begun planning and zoning on the residential portion of these parcels. Zoning discussions and land planning have begun on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $10,766 and $18,454 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, of which $7,817 and $5,422 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $6,488 and $6,740 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, all of which was paid as of March 31, 2005 and December 31, 2004.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2005 and 2004, we incurred $43,954 and $63,754, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $16,720 and $16,016 was unpaid as of March 31, 2005 and 2004, respectively.

Results of Operations

As of March 31, 2005, we owned twelve parcels of land consisting of approximately 1,211 acres. Of the 1,211 acres owned, approximately 899 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $38,889 and $43,357 for the three months ended March 31, 2005 and 2004, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sales of investments in land and improvements of $15,997,375 and cost of land sold of $6,056,976 for the three months ended March 31, 2004 are a result of the sale of approximately 90 acres of Parcel 12 and the sale of approximately 227 acres of Parcel 20. The sales activity is the result of favorable zoning as well as a change in our marketing approach to target homebuilders, industrial users and land developers.

Interest income was $2,892 and $11,864 for the three months ended March 31, 2005 and 2004, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received and interest earned on our mortgage loans receivable.

Professional services to affiliates were $4,898 and $12,649 for the three months ended March 31, 2005 and 2004, respectively. Professional services to affiliates decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to an decrease in legal services as a result of decreased sales activity in 2005.

General and administrative expenses to non-affiliates were $(6,981) and $136,249 for the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes as a result of the land sales in 2005 and an over accrual of state taxes payable at December 31, 2004.

Marketing expenses to non-affiliates were $13,841 and $8,394 for the three months ended March 31, 2005 and 2004, respectively. Beginning in 2003 and continuing into 2005, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $15,933 and $20,534 for the three months ended March 31, 2005 and 2004, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.

We determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, we sold the parcel to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. The sale was structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. We continued reviewed the project and determined that the collectibility of the receivable was doubtful. As a result, we elected to reserve an $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

Our general partner guaranteed the third party development loans owed by the limited liability company. In reviewing the development's financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of the project. Based on our continuing review of development's financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated January 27, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant

     Report on Form 8-K/A dated February 3, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant
     Item 9.01 - Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	May 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	May 10, 2005