Form 10-Q
period 2005-06-30
INLAND LAND APPRECIATION FUND LP
filed 2005-08-11
CIK 825315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005
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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2005 and December 31, 2004
(unaudited)

Assets

	2005	2004
Current assets:
Cash and cash equivalents	$428,871	601,956
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at June 30, 2005 and December 31, 2004) (Note 5)	82	1,401
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at June 30, 2005 and December 31, 2004) (Note 5)	-	-
Other current assets	7,608	19,410

Total current assets	436,561	622,767

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $494,612 and $495,417 at June 30, 2005 and December 31, 2004, respectively) (Note 3)	14,911,744	14,744,224

Total assets	$15,354,034	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004

Current liabilities:
Accounts payable	$62,397	87,486
Accrued real estate taxes	28,698	43,458
Due to Affiliates (Note 2)	27,086	21,438
Unearned income	24,774	28,830

Total liabilities	142,955	181,212

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,068,072	4,068,447
Cumulative cash distributions	(4,054,072)	(4,054,072)

	14,500	14,875
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at June 30, 2005 and December 31, 2004, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	22,493,082	22,473,136
Cumulative cash distributions	(33,169,906)	(33,169,906)

	15,196,579	15,176,633

Total Partners' capital	15,211,079	15,191,508

Total liabilities and Partners' capital	$15,354,034	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income:
Sale of investments in land and improvements (Note 3)	$132,874	612,760	132,874	16,610,135
Rental income (Note 4)	38,204	41,336	77,093	84,693
Interest income	2,585	13,611	5,477	25,475
Other income	850	2,150	2,050	3,925

	174,513	669,857	217,494	16,724,228

Expenses:
Cost of land sold	75,778	301,567	75,778	6,358,543
Professional services to Affiliates	7,452	6,224	12,350	18,873
Professional services to non-affiliates	1,056	13,301	32,957	48,574
General and administrative expenses to Affiliates	6,352	6,687	12,220	12,492
General and administrative expenses to non-affiliates	10,998	18,190	4,017	154,439
Marketing expenses to Affiliates	3,746	4,344	10,234	11,084
Marketing expenses to non-affiliates	6,722	12,701	20,563	21,095
Land operating expenses to non- affiliates	13,871	6,843	29,804	27,377
Amortization	-	3,564	-	7,128

	125,975	373,421	197,923	6,659,605

Net income	$48,538	296,436	19,571	10,064,623

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	Ended	ended	Ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss) allocated to:
General Partner	$(85)	(1,148)	(375)	2,133,680
Limited Partners	48,623	297,584	19,946	7,930,943

Net income	$48,538	296,436	19,571	10,064,623

Net income (loss) allocated to the one General Partner Unit	$(85)	(1,148)	(375)	2,133,680

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2005 and 2004)	$1.64	10.06	.67	268.00

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$19,571	10,064,623
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in land and improvements	(57,096)	(10,251,592)
Amortization	-	7,128
Changes in assets and liabilities:
Accounts and accrued interest receivable	1,319	(1,117)
Other current assets	11,802	(926)
Accounts payable	(25,089)	100,614
Accrued real estate taxes	(14,760)	(13,473)
Due to Affiliates	5,648	49,185
Unearned income	(4,056)	3,990

Net cash used in operating activities	(62,661)	(41,568)

Cash flows from investing activities:
Additions to investments in land and improvements	(243,298)	(425,087)
Proceeds from disposition of investments in land and improvements	132,874	16,610,135

Net cash provided by (used in) investing activities	(110,424)	16,185,048

Cash flows from financing activities:
Distributions	-	(10,000,000)
Principal payments on notes payable to Affiliates	-	(577,891)

Net cash used in financing activities	-	(10,577,891)

Net increase (decrease) in cash and cash equivalents	(173,085)	5,565,589
Cash and cash equivalents at beginning of period	601,956	965,756

Cash and cash equivalents at end of period	$428,871	6,531,345

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2005
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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2005, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,231 and $5,422 were unpaid as of June 30, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $10,234 and $11,084 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, all of which was paid as of June 30, 2005 and December 31, 2004.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the six months ended June 30, 2005 and 2004, the Partnership incurred $60,939 and $96,239, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $19,855 and $16,016 were unpaid as of June 30, 2005 and December 31, 2004, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements
Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,195,102	1,436,893	304,531	57,096
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004
		(.9900)	06/06/05

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,353,205	43,735	1,757,944	-
		(3.9500)	11/01/00

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,313,103	-	1,406,020	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	49,163	-	658,490	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	54,445	-	398,302	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	162,469	-	604,982	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	948,467	320,961	1,428,179	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)
				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	226,330	11,109	737,596	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	174,686	-	694,002	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	265,946	-	3,011,386	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	76,418	436,638	1,098,475	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	43,059	-	2,811,837	-

	Totals			$23,624,761	1,562,308	25,187,069	18,245,307	28,520,632	14,911,744	57,096

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
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

  Reconciliation of investments in land and improvements owned:

	June 30,	December 31
	2005	2004

Balance at January 1,	$14,744,224	20,517,279
Additions during period	243,298	719,464
Sales during period	(75,778)	(6,492,519)

Balance at end of period	$14,911,744	14,744,224

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2005, the Partnership had farm leases of generally one year in duration, for approximately 899 acres of the approximately 1,210 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of June 30, 2005, the mortgage loans receivable and the related deferred gain are fully reserved.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/05	12/31/04	06/30/05	06/30/05

1	03/01/05	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. Management continued to review the project and determined that the collectibility of the receivable was doubtful. As a result, management elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

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

(6) Subsequent Events

On July 12, 2005, we sold approximately 30 acres of Parcel 6 for $2,920,000 and recorded a gain of approximately $2,280,000.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of June 30, 2005, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of June 30, 2005, we have recorded an allowance for doubtful accounts of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of June 30, 2005, we have had multiple sales transactions, through which we have disposed of approximately 1,892 acres, or 61%, of the approximately 3,102 acres originally owned. As of June 30, 2005, cumulative distributions to the limited partners have totaled $33,169,906 (which exceeds the original capital) and $4,054,072 to the general partner. Through June 30, 2005, we have used $18,245,307 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2005, we owned, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2005, we had cash and cash equivalents of $428,871, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of Parcels 4, 6 and 7 in 2005. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful and a contract is in place for the sale of the residential portion of these parcels. Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $24,570 and $31,365 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, of which $7,231 and $5,422 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $10,234 and $11,084 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, all of which was paid as of June 30, 2005 and December 31, 2004.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2005 and 2004, we incurred $60,939 and $96,239, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $19,855 and $16,016 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

Results of Operations

As of June 30, 2005, we owned twelve parcels of land consisting of approximately 1,210 acres. Of the 1,210 acres owned, approximately 899 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $77,093 and $84,693 for the six months ended June 30, 2005 and 2004, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sale of investments in land and improvements of $132,874 and cost of land sold of $75,778 for the six months ended June 30, 2005, is the result of the sale of one lot of Parcel 4. Sales of investments in land and improvements of $16,610,135 and cost of land sold of $6,358,543 for the six months ended June 30, 2004 are a result of the sale of two lots of Parcel 4, the sale of approximately 90 acres of Parcel 12 and the sale of approximately 227 acres of Parcel 20.

Interest income was $5,477 and $25,475 for the six months ended June 30, 2005 and 2004, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received and interest earned on our mortgage loans receivable.

Professional services to affiliates were $12,350 and $18,873 for the six months ended June 30, 2005 and 2004, respectively. Professional services to affiliates decreased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due to an decrease in legal services as a result of decreased sales activity in 2005.

General and administrative expenses to non-affiliates were $4,017 and $154,439 for the six months ended June 30, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes as a result of decreased land sales in 2005 and an over accrual of state taxes payable at December 31, 2004.

Land operating expenses to non-affiliates were $29,804 and $27,377 for the six months ended June 30, 2005 and 2004, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently, the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. We continued reviewed the project and determined that the collectibility of the receivable was doubtful. As a result, we elected to reserve an $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable in 2003. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

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

Subsequent Events

On July 12, 2005, we sold approximately 30 acres of Parcel 6 for $2,920,000 and recorded a gain of approximately $2,280,000.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2005

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	August 11, 2005

By:	/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	August 11, 2005