Form 10-Q
period 2005-09-30
INLAND LAND APPRECIATION FUND LP
filed 2005-11-14
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑     No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2005 and December 31, 2004
(unaudited)

Assets

	2005	2004
Current assets:
Cash and cash equivalents	$3,252,739	601,956
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at September 30, 2005 and December 31, 2004) (Note 5)	22,176	1,401
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at September 30, 2005 and December 31, 2004) (Note 5)	-	-
Other current assets	13,617	19,410

Total current assets	3,288,532	622,767

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $487,869 and $495,417 at September 30, 2005 and December 31, 2004, respectively) (Notes 1, 2 and 3)	14,376,571	14,744,224

Total assets	$17,670,832	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital

	2005	2004

Current liabilities:
Accounts payable	$48,517	87,486
Accrued real estate taxes	29,507	43,458
Due to Affiliates (Note 2)	37,751	21,438
Unearned income	7,687	28,830

Total liabilities	123,462	181,212

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,068,605	4,068,447
Cumulative cash distributions	(4,054,072)	(4,054,072)

	15,033	14,875
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2005 and December 31, 2004, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	24,828,840	22,473,136
Cumulative cash distributions	(33,169,906)	(33,169,906)

	17,532,337	15,176,633

Total Partners' capital	17,547,370	15,191,508

Total liabilities and Partners' capital	$17,670,832	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Income:
Sale of investments in land and improvements (Note 3)	$2,913,793	237,243	3,046,667	16,847,378
Rental income (Note 4)	39,470	41,573	116,563	126,266
Interest income	19,753	15,689	25,230	41,164
Other income	5,035	2,300	7,085	6,225

	2,978,051	296,805	3,195,545	17,021,033

Expenses:
Cost of land sold	630,783	133,976	706,561	6,492,519
Professional services to Affiliates	6,505	3,594	18,855	22,467
Professional services to non-affiliates	2,498	5,079	35,455	53,653
General and administrative expenses to Affiliates	3,246	3,295	15,466	15,787
General and administrative expenses to non-affiliates	30,087	7,405	34,104	161,844
Marketing expenses to Affiliates	5,119	18,640	15,353	29,724
Marketing expenses to non-affiliates	3,675	3,281	24,238	24,376
Land operating expenses to non- affiliates	19,847	21,701	49,651	49,078
Amortization	-	11,730	-	18,858
Provision (recovery) for loan losses and bad debt expense	(60,000)	-	(60,000)	-

	641,760	208,701	839,683	6,868,306

Net income	$2,336,291	88,104	2,355,862	10,152,727

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss) allocated to:
General Partner	$533	(151)	158	2,133,529
Limited Partners	2,335,758	88,255	2,355,704	8,019,198

Net income	$2,336,291	88,104	2,355,862	10,152,727

Net income (loss) allocated to the one General Partner Unit	$533	(151)	158	2,133,529

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2005 and 2004)	$78.93	2.98	79.60	270.98

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$2,355,862	10,152,727
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in land and improvements	(2,340,106)	(10,354,859)
Provision for (recovery of) loan losses and bad debt expense	(60,000)	-
Amortization	-	18,858
Changes in assets and liabilities:
Accounts and accrued interest receivable	(20,775)	(33,898)
Other current assets	5,793	13,806
Accounts payable	(38,969)	95,635
Accrued real estate taxes	(13,951)	(23,214)
Due to Affiliates	16,313	(190,954)
Unearned income	(21,143)	(7,857)

Net cash used in operating activities	(116,976)	(329,756)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	60,000	-
Additions to investments in land and improvements	(338,908)	(578,892)
Proceeds from disposition of investments in land and improvements	3,046,667	16,847,378

Net cash provided by investing activities	2,767,759	16,268,486

Cash flows from financing activities:
Distributions	-	(10,000,000)
Principal payments on notes payable to Affiliates	-	(2,317,057)

Net cash used in financing activities	-	(12,317,057)

Net increase in cash and cash equivalents	2,650,783	3,621,673
Cash and cash equivalents at beginning of period	601,956	965,756

Cash and cash equivalents at end of period	$3,252,739	4,587,429

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2005
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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the units purchased by the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2005, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $10,856 and $5,422 were unpaid as of September 30, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $15,353 and $29,724 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, all of which was paid as of September 30, 2005 and December 31, 2004.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the nine months ended September 30, 2005 and 2004, the Partnership incurred $122,049 and $168,997, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $26,895 and $16,016 were unpaid as of September 30, 2005 and December 31, 2004, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,210,071	1,436,893	319,500	57,096
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004
		(.9900)	06/06/05

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,370,525	674,518	1,144,481	2,283,010
		(3.9500)	11/01/00
		(30.0000)	07/12/05

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,329,773	-	1,422,690	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	51,624	-	660,951	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	56,854	-	400,711	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	165,328	-	607,841	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	953,323	320,961	1,433,035	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	231,563	11,109	742,829	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	181,028	-	700,344	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	270,723	-	3,016,163	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	78,473	436,638	1,100,530	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	58,718	-	2,827,496	-

	Totals			$23,624,761	1,562,308	25,187,069	18,340,917	29,151,415	14,376,571	2,340,106

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(3) Investments in Land and Improvements (continued)

(a)

Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel.  The 1990 sale transaction relates to the sale of this option.

(b)

The Partnership purchased, from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined) and distributions to the Partners.

(c)

Reconciliation of investments in land and improvements owned:

	September 30,	December 31
	2005	2004

Balance at January 1,	$14,744,224	20,517,279
Additions during period	338,908	719,464
Sales during period	(706,561)	(6,492,519)

Balance at end of period	$14,376,571	14,744,224

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of September 30, 2005, the Partnership had farm leases of generally one year in duration, for approximately 899 acres of the approximately 1,180 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of September 30, 2005, the mortgage loans receivable and the related deferred gain are fully reserved.

As of September 30, 2005, the Partnership received a payment of $60,000 on a mortgage loan receivable previously reserved and recorded a recovery of loan losses and bad debt expense.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/05	12/31/04	09/30/05	09/30/05

1	03/01/05	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

The General Partner determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcel to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company (“LLC”), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. The sale was structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. Management continued to review the project and determined that the collectibility of the receivable was doubtful. As a result, management elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

The General Partner guaranteed the third party development loans owed by the LLC. In reviewing the development’s financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and the sale of the project.

(6) Subsequent Events

On October 6, 2005, we sold the remaining lot of Parcel 4 for approximately $548,000 and recorded a gain of approximately $208,000.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to require companies to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2005, we have recorded no such impairment.

Cost Allocation - Except as described in footnote (b) to Note 3 of the footnotes to the financial statements included elsewhere in this quarterly report, we use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of September 30, 2005, we have recorded an allowance for doubtful accounts of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of September 30, 2005, we have had multiple sales transactions, through which we have disposed of approximately 1,922 acres, or 62%, of the approximately 3,102 acres originally owned. As of September 30, 2005, cumulative distributions to the limited partners have totaled $33,169,906 (which exceeds the original capital) and $4,054,072 to the general partner. Through September 30, 2005, we have used $18,340,917 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of September 30, 2005, we owned, in whole or in part, twelve of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2005, we had cash and cash equivalents of $3,252,739, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of Parcels 4, 6 and 7 in 2005 and 2006. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful to date and a contract is in place for the sale of the residential portion of these parcels.  Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $34,321 and $38,254 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, of which $10,856 and $5,422 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $15,353 and $29,724 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, all of which was paid as of September 30, 2005 and December 31, 2004.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2005 and 2004, we incurred $122,049 and $168,997, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $26,895 and $16,016 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

Results of Operations

As of September 30, 2005, we owned twelve parcels of land consisting of approximately 1,180 acres. Of the 1,180 acres owned, approximately 899 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $116,563 and $126,266 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sale of investments in land and improvements of $3,046,667 and cost of land sold of $706,561 for the nine months ended September 30, 2005, is the result of the sale of one lot of Parcel 4 and 30 acres of Parcel 6. Sales of investments in land and improvements of $16,847,378 and cost of land sold of $6,492,519 for the nine months ended September 30, 2004 are a result of the sale of three lots of Parcel 4, the sale of approximately 90 acres of Parcel 12 and the sale of approximately 227 acres of Parcel 20.

Interest income was $25,230 and $41,164 for the nine months ended September 30, 2005 and 2004, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received and interest earned on our mortgage loans receivable.

Professional services to affiliates were $35,455 and $53,653 for the nine months ended September 30, 2005 and 2004, respectively.  Professional services to affiliates decreased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due to a decrease in legal services as a result of decreased sales activity in 2005.

General and administrative expenses to non-affiliates were $34,104 and $161,844 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in 2005 is due to a decrease in state taxes as a result of decreased land sales in 2005 and an over-accrual of state taxes payable at December 31, 2004.

For the nine months ended September 30, 2005, the Partnership received a payment of $60,000 on a mortgage loan receivable previously reserved and recorded a recovery of loan losses and bad debt expense.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectibility of the receivable was doubtful. As a result, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable in 2003. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense in 2003.

Our general partner guaranteed the third party development loans owed by the limited liability company. In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of the project. Based on our continuing review of development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Subsequent Events

On October 6, 2005, we sold the remaining lot of Parcel 4 for approximately $548,000 and recorded a gain of approximately $208,000.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	November 10, 2005

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 10, 2005

By:	/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	November 10, 2005