Form 10-K
period 2005-12-31
INLAND LAND APPRECIATION FUND LP
filed 2006-03-24
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

___________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000  (subject to an increase to 30,000) limited partnership units or units at  $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at  $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2005, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners could under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2005, we have had multiple sales transactions, through which we have disposed of approximately 1,926 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed and sold two phases of improvements for an industrial park. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful to date and a contract is in place for the sale of the residential portion of these parcels. The first of three closings occurred during July 2005. Provided the buyer performs, subsequent closings are anticipated to occur during 2006 and 2007.   Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

On June 6, 2005, we sold approximately one acre of Parcel 4 for $134,000.  On July 12, 2005, we sold approximately 30 acres of Parcel 6 for approximately $2,900,000.  On October 6, 2005, we sold approximately 4 acres of Parcel 4 for approximately $550,000.  In December 2005, we paid distributions totaling $2,291,379, which includes $2,000,000 paid to the limited partners and $291,379 paid to the general partner.  In addition to these sales which occurred in 2005, we anticipate additional sales of Parcel 6 and 7 during July 2006.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2005.

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

We make available, free of charge through our general partner’s website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner’s website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited Partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1(a). Risk Factors

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land.  An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies.  We will conduct rezoning and pre-development activities with respect to our land investments.  Rezoning may only be effected by appropriate city, county and/or other local authorities.  There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes citizens oppose our efforts. Moreover, these authorities may require us to spend funds to facilitate future development of the land as a condition of rezoning.  There can be no assurance that we will have sufficient funds to accomplish the required changes.

Restricted or Limited Access to Utilities and Roadways.  The value of our land will be affected by ease of access to utilities and transportation.  If public utility providers are not located in sufficient proximity to a parcel owned by the partnership, the cost of arranging for such utility access may be prohibitive to the partnership or a potential purchaser of the parcel, thereby reducing the value of the parcel. Delays and/or postponements in the construction of roads in areas by our parcels likely would adversely affect the value of our parcels.

Environmental Risks.  Federal and state environmental laws can impose substantial liability on owners of real estate without regard to fault, even when other parties are or were responsible for the environmental impairment.  Environmental liabilities could cause us to incur significant expenses, including (but not limited to) the obligation to remedy or clean up hazardous substances (such as pesticides commonly used on farmland) or other pollutants, regardless of fault.  Such liabilities could require us to dispose of a property at a loss, which could be substantial.

In addition, the value of our land is affected by the drainage pattern of such land and the surrounding area, the susceptibility of such land to flooding and the possibility that such land might be classified as "wetlands" by a government agency, thereby inhibiting or precluding development of the parcel.

Nature of Farm Leases and Limited Current Income.  With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income.  Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes).  At the same time, our farm rental revenue are subject to a farm tenant's ability to pay the contracted rent, which depends on fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

Lack of Geographic Diversification.  All of our land investments are located in the Chicago metropolitan area.  The success of the partnership will, therefore, depend to a great extent upon the rate and amount of economic growth in the Chicago metropolitan area.

Partnership-Related Risks

Risk of Installment Sale.  We may sell some land parcels on an installment basis (which means that the sale price will be received in installments during the term of the agreement).  In the event we find it necessary or desirable to provide such financing upon the resale of our parcels, a liquidation of the partnership may be delayed beyond the time of disposition of the parcels until any such loans are repaid or otherwise liquidated.  In the event of a default on an installment sale, we may be forced to reacquire a property.

No Market for Units.  Our units are subject to certain restrictions on transferability.  As a result of these restrictions, no public trading market is likely to develop for these securities, nor is one intended to develop.  Purchasers of units may not, therefore, be able to liquidate their investment, and units may not be readily acceptable as collateral for a loan.

Conflicts of Interest.   We may be subject to various conflicts of interest arising out of our relationship with our general partners and its affiliates.   If the general partner or its affiliates breach their fiduciary obligations to us, or do not resolve these conflicts of interest to our benefit, we could suffer consequences which we might not otherwise be subject to if such conflicts of interest did not exist.

Federal Income Tax Aspects

Potential Receipt of UBTI.  The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income ("UBTI") and affect limited partners that are tax-exempt entities.

Item 1(b). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, Kendall County, Illinois	84.7360	-	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	-	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	-	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	-	04/18/89
	(.4860		sold 02/28/91)
	(27.5750		sold 08/25/95)
	(4.4000		sold various 2001)
	(2.1417		sold various 2002)
	(23.1033		sold various 2003)
	(6.7800		sold various 2004)
	(4.7900		sold various 2005)

Parcel 5, Kendall County, Illinois	372.2230	-	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

Parcel 6, Kendall County, Illinois	78.3900	44.44	06/21/89
	(3.9500		sold 11/01/00)
	(30.0000		Sold 07/12/05)

Parcel 7, Kendall County, Illinois	77.0490	77.0490	06/21/89

Parcel 8, Kendall County, Illinois	5.0000	-	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	-	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

Parcel 12, Kendall County, Illinois	90.2710	-	10/31/89
	(.7090		sold 04/26/91)
	(89.5620		sold 03/10/04)

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

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2005, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our partnership agreement, there were no matters submitted to a vote of our security holders during 2005.

PART II

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of March 15, 2006, there were 2,944 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2005 and 2004, we paid the following distributions:

Distributions to:	2005	2004

General partners	$291,379	2,635,030
Limited partners	2,000,000	10,964,450

Total	$2,291,379	13,599,480

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

For the years ended December 31, 2005, 2004, 2003, 2002 and 2001

(not covered by the Report of Independent Registered Public Accounting Firm)

	2005	2004	2003	2002	2001

Total assets	$15,602,183	15,372,720	21,527,191	27,611,879	26,413,426

Total income	$3,799,317	17,079,723	13,116,054	1,916,049	1,289,468

Net income	$2,571,593	10,150,323	6,436,652	314,651	652,753

Net income (loss) allocated to the one general partner unit	$291,712	2,632,985	1,265,292	(8,513)	2,807

Net income allocated per limited partnership unit	$77.04	254.02	174.75	10.92	21.96

Distributions per limited partnership unit from sales	$67.58	370.51	239.93	51.76	-

Weighted average limited partnership units	29,593	29,593	29,593	29,593	29,593

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2005, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2005, the partnership has recorded an allowance for doubtful accounts of $1,233,175 on the remaining mortgage loan receivable.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of December 31, 2005, we have had multiple sales transactions, through which we have disposed of approximately 1,926 acres of the approximately 3,102 acres originally owned. As of December 31, 2005, cumulative distributions to the limited partners have totaled $35,169,906 (which exceeds the original capital) and $4,345,451 to the general partner. Through December 31, 2005, we have used $18,448,655 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of December 31, 2005, we own, in whole or in part, eleven of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2005, we had cash and cash equivalents of $1,426,760, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of Parcels 6 and 7 in July 2006 and 2007. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 4, 6 and 7 have completed and sold two phases of improvements for an industrial park. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful to date and a contract is in place for the sale of the residential portion of these parcels. The first of three closings occurred during July 2005. Provided the buyer performs, subsequent closings are anticipated to occur during 2006 and 2007.    Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $45,316, $48,039 and $55,631 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, of which $7,423 and $5,422 was unpaid as of December 31, 2005 and 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of  $29,982, $19,280 and $16,120 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, all of which was paid as of December 31, 2005 and 2004.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2005 and 2004, we incurred $156,306 and $98,576, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $38,063 and $16,016 was unpaid as of December 31, 2005 and 2004, respectively.

Results of Operations

As of December 31, 2005, we owned eleven parcels of land consisting of approximately 1,176 acres. Of the 1,176 acres owned, approximately 899 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $160,380, $166,438 and $225,179 for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in rental income is due to the decrease in tillable acres as a result of the sale of land.

Sale of investments in land and improvements of $3,577,683 and cost of land sold of $1,039,366 for the year ended December 31, 2005 are the result of the sale of two lots of Parcel 4 and 30 acres of Parcel 6.  Sales of investments in land and improvements of $16,847,378 and cost of land sold of $6,492,519 for the year ended December 31, 2004 were a result of the sale of additional lots of Parcel 4 and the sale of the balance of Parcels 12 and 20. Sales of investments in land and improvements of $12,827,798 and cost of land sold of $4,289,425 for the year ended December 31, 2003 were a result of the sale of approximately 23 acres of Parcel 4, the sale of approximately 372 acres of Parcel 5 and the sale of approximately 28 acres of Parcel 16.  The increase in sales activity for the year ended December 31, 2004 was the result of favorable zoning as well as a change in our marketing approach to target homebuilders, industrial users and land developers.

Interest income was $52,546, $58,782, and $53,772 for the years ended December 31, 2005, 2004, and 2003, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Professional services to affiliates were $24,216, $27,543 and $31,832 for the years ended December 31, 2005, 2004 and 2003, respectively.  Professional services to affiliates decreased for the years ended December 31, 2005 and 2004 compared to the year ended December 31, 2003, due to a decrease in legal services. This decrease was partially offset by an increase in fees for accounting services as a result of increased sales activity and regulatory requirements.

Professional services to non-affiliates were $44,415, $55,829 and $39,588 for the years ended December 31, 2005, 2004 and 2003, respectively. Professional services to non-affiliates decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004, due to a decrease in fees for accounting services. Professional services to non-affiliates increased for the year ended December 31, 2004 compared to the year ended December 31, 2003, due to an increase in fees for accounting services.

General and administrative expenses to non-affiliates were $29,925, $33,559 and $17,704 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase in general and administrative expenses in 2004 is due to the amortization of loan fees as a result of the payoff of the note payable.

Tax expenses were $8,417, $139,258 and $8,201 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase in tax expenses in 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $19,782, $54,982 and $83,826 for the years ended December 31, 2005, 2004 and 2003, respectively.  In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.  In 2005, marketing expenses decreased as we took advantage of our established marketing plans.

Land operating expenses to non-affiliates were $70,521, $65,826 and $72,980 for the years ended December 31, 2005, 2004 and 2003, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.

For the year ended December 31, 2005, the Partnership received a payment of $60,000 on a mortgage loan receivable previously reserved and recorded as recovery of loan losses and bad debt expense.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transactions were deemed installment sales. After the sales, the developer, through a limited liability company or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. The sales were structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of December 31, 2003.  We continued to monitor these transactions throughout 2004 and, based on our review of the developments’ financial situation during the fourth quarter of 2004, we did not anticipate receiving any additional proceeds on Parcels 15, 21 and 23. As of December 31, 2004, the Partnership wrote off the mortgage loans receivable and related accrued interest receivable and deferred gain relating to Parcels 15, 21 and 23. As of December 31, 2005, the mortgage loan receivable relating to Parcel 1 is fully reserved, however based on our review of the developments’ financial situation relating to this Parcel and potential sales of the commercial pieces of this Parcel , we have not written off this receivable at this time.

Our general partner guaranteed the third party development loans owed by the limited liability company. In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLCs and paid off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of the projects. Based on our continuing review of development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

Any distributions from net sale proceeds at a time when invested capital is greater than zero shall be deemed applied first as a reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2005, 2004 and 2003.

	12/31/05	09/30/05	06/30/05	03/31/05
Total income	$603,772	2,978,051	174,513	42,981
Net income (loss)	215,731	2,336,291	48,538	(28,967)
Net income (loss) allocated to the limited partners	(75,823)	2,335,758	48,623	(28,677)
Net income (loss) per limited partnership unit, basic and diluted	(2.56)	78.93	1.64	(.97)

	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$58,690	296,805	669,857	16,054,371
Net income (loss)	(2,404)	88,104	296,436	9,768,187
Net income (loss) allocated to the limited partners	(501,860)	88,255	297,584	7,633,359
Net income (loss) per limited partnership unit, basic and diluted	(16.96)	2.98	10.06	257.94

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$281,354	557,672	12,211,269	65,759
Net income (loss)	72,255	99,950	6,302,802	(38,355)
Net income (loss) allocated to the limited partners	(1,192,882)	97,583	6,304,630	(37,971)
Net income (loss) per limited partnership unit, basic and diluted	(40.31)	3.30	213.04	(1.28)

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying statements of operations, partners' capital, and cash flows of Inland Land Appreciation Fund, L.P. (a limited partnership) ("the Partnership") for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Inland Land Appreciation Fund, L.P. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004

Chicago, Illinois

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2005 and 2004

Assets

	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$1,426,760	601,956
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at December 31, 2005 and 2004) (Note 6)	9,224	1,401
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at December 31, 2005 and 2004) (Note 6)	-	-
Other current assets	8,966	19,410

Total current assets	1,444,950	622,767

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $486,732 and $495,417 at December 31, 2005 and 2004, respectively) (Notes 3 and 4)	14,151,504	14,744,224

Total assets	$15,602,183	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2005 and 2004

Liabilities and Partners' Capital

	2005	2004

Current liabilities:
Accounts payable	$27,183	87,486
Accrued real estate taxes	34,621	43,458
Due to Affiliates (Notes 3 and 7)	45,487	21,438
Unearned income	23,170	28,830

Total current liabilities	130,461	181,212

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,360,159	4,068,447
Cumulative cash distributions	(4,345,451)	(4,054,072)

	15,208	14,875
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2005 and 2004, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	24,753,017	22,473,136
Cumulative cash distributions	(35,169,906)	(33,169,906)

	15,456,514	15,176,633

Total Partners' capital	15,471,722	15,191,508

Total liabilities and Partners' capital	$15,602,183	15,372,720

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Income:
Sale of investments in land and improvements (Note 4)	$3,577,683	16,847,378	12,827,798
Rental income (Note 5)	160,380	166,438	225,179
Interest income	52,546	58,782	53,772
Other income	8,708	7,125	9,305

	3,799,317	17,079,723	13,116,054

Expenses:
Cost of land sold	1,039,366	6,492,519	4,289,425
Professional services to Affiliates	24,216	27,543	31,832
Professional services to non-affiliates	44,415	55,829	39,588
General and administrative expenses to Affiliates	21,100	20,496	23,799
General and administrative expenses to non-affiliates	29,925	33,559	17,704
Tax expense	8,417	139,258	8,201
Marketing expenses to Affiliates	29,982	19,280	16,120
Marketing expenses to non-affiliates	19,782	54,982	83,826
Land operating expenses to non-affiliates	70,521	65,826	72,980
Amortization of deferred loan fees	-	20,108	35,508
Bad debt (recovery) expense	(60,000)	-	2,060,419

	1,227,724	6,929,400	6,679,402

Net income	$2,571,593	10,150,323	6,436,652

Net income (loss) allocated to (Note 2):
General Partner	$291,712	2,632,985	1,265,292
Limited Partners	2,279,881	7,517,338	5,171,360

Net income	$2,571,593	10,150,323	6,436,652

Net income allocated to the one General Partner Unit	$291,712	2,632,985	1,265,292

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2005, 2004 and 2003)	$77.04	254.02	174.75

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2005, 2004 and 2003

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2003	$16,927	20,552,518	20,569,445

Net income (Note 2)	1,265,292	5,171,360	6,436,652
Distributions to Partners ($239.93 per weighted average Limited Partnership Units of 29,593) (Note 2)	(1,265,299)	(7,100,133)	(8,365,432)

Balance at December 31, 2003	16,920	18,623,745	18,640,665

Net income (Note 2)	2,632,985	7,517,338	10,150,323
Distributions to Partners ($370.51 per weighted average Limited Partnership Units of 29,593) (Note 2)	(2,635,030)	(10,964,450)	(13,599,480)

Balance at December 31, 2004	14,875	15,176,633	15,191,508

Net income (Note 2)	291,712	2,279,881	2,571,593
Distributions to Partners ($67.58 per weighted average Limited Partnership Units of 29,593) (Note 2)	(291,379)	(2,000,000)	(2,291,379)

Balance at December 31, 2005	$15,208	15,456,514	15,471,722

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$2,571,593	10,150,323	6,436,652
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in land and improvements	(2,538,317)	(10,354,859)	(8,538,373)
Bad debt (recovery) expense	(60,000)	-	2,060,419
Amortization of deferred loan fees	-	20,108	35,508
Changes in assets and liabilities:
Accounts and accrued interest receivable	(7,823)	(1,009)	-
Other assets	10,444	(1,483)	(6,816)
Accounts payable	(60,303)	84,031	(68,030)
Accrued real estate taxes	(8,837)	(12,260)	(27,248)
Due to Affiliates	24,049	(329,953)	(3,960)
Unearned income	(5,660)	9,550	(650,000)

Net cash used in operating activities	(74,854)	(435,552)	(761,848)

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	60,000	-	-
Additions to investments in land and improvements	(446,646)	(719,464)	(921,343)
Proceeds from disposition of investments in land and improvements	3,577,683	16,847,378	12,827,798

Net cash flow provided by investing activities	3,191,037	16,127,914	11,906,455

Cash flows from financing activities:
Principal payments on notes payable to Affiliates	-	(2,456,682)	(3,164,302)
Cash distributions	(2,291,379)	(13,599,480)	(8,365,432)

Net cash flow used in financing activities	(2,291,379)	(16,056,162)	(11,529,734)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net increase (decrease) in cash and cash equivalents	$824,804	(363,800)	(385,127)
Cash and cash equivalents at beginning of year	601,956	965,756	1,350,883

Cash and cash equivalents at end of year	$1,426,760	601,956	965,756

Cash paid for interest	$-	387,189	232,681

Supplemental schedule of non-cash investing and financing activities:

	2005	2004	2003

Reduction in investments in land and improvements	$1,039,366	6,492,519	4,289,425
Gain on sale of investments in land and improvements	2,538,317	10,354,859	8,538,373
Proceeds from disposition of investments in land and improvements	$3,577,683	16,847,378	12,827,798

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2005, 2004 and 2003

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2005, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

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

	2005		2004
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,602,183	19,364,568	15,372,720	19,129,018

Partners' capital:
General Partner	15,208	(4,538)	14,875	(4,829)
Limited Partners	15,456,514	19,196,475	15,176,633	18,920,773

Net income (loss) allocated:
General Partner	291,712	291,670	2,632,985	2,632,983
Limited Partners	2,279,881	2,244,652	7,517,338	6,112,380

Net income per Limited Partnership Unit	77.04	75.85	254.02	206.55

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2005 and 2004.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153: Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 will have a material impact on its financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Partnership does not expect that this EITF Issue will have a material effect on its financial statements.

In June 2005, the FASB issued EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.  The EITF provides clarification regarding SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information.  The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles provided in SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131.  This should be applied for fiscal years ending after September 15, 2005.  The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so.  Early application of the consensus is permitted.  The adoption of this consensus did not have a significant impact on the Partnership's segment disclosure.

In March 2005, the FASB issued FIN No. 47: Accounting for Conditional Asset Retirement Obligations.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and (or) method of settlement may be conditional on a future event.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this interpretation did not have a significant impact on the Partnership’s financial statements.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,423 and $5,422 were unpaid as of December 31, 2005 and 2004, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $29,982, $19,280 and $16,120 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, all of which was paid as of December 31, 2005, 2004 and 2003.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2005 and 2004, the Partnership incurred $156,306 and $98,576, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $38,064 and $16,016 were unpaid as of December 31, 2005 and 2004, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	255,307
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,389,858	674,518	1,163,814	2,283,010
		(3.9500)	11/01/00
		(30.0000)	07/12/05

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,348,100	-	1,441,017	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	54,536	-	663,863	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	59,786	-	403,643	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	167,618	-	610,131	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	965,088	320,961	1,444,800	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	241,002	11,109	752,268	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	193,292	-	712,608	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	279,293	-	3,024,733	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	81,779	436,638	1,103,836	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	62,013	-	2,830,791	-

	Totals			$23,624,761	1,562,308	25,187,069	18,448,655	29,484,220	14,151,504	2,538,317

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

(c)

Reconciliation of investments in land and improvements owned:

	2005	2004

Balance at January 1,	$14,744,224	20,517,279
Additions during year	446,646	719,464
Sales during year	1,039,366	(6,492,519)

Balance at December 31,	$14,151,504	14,744,224

(d)

The aggregate cost of investments in land and improvements owned at December 31, 2005 for Federal income tax purposes was approximately $14,200,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of December 31, 2005 the Partnership had farm leases of generally one year in duration, for approximately 899 acres of the approximately 1,176 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of December 31, 2005, the mortgage loans receivable and the related deferred gain are fully reserved.

For the year ended December 31, 2005, the Partnership received a payment of $60,000 on a mortgage loan receivable previously reserved and recorded as recovery of loan losses and bad debt expense.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/05	12/31/04	12/31/05	12/31/05
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

The General Partner determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transactions were deemed installment sales. After the sales, the developer, through a limited liability company (“LLC”), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. The sales were structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2002, we had recorded an allowance for doubtful accounts of $767,248 relating to a portion of the accrued interest receivable on mortgage loans resulting from the sale of these parcels. In early August 2003, we reviewed recent forecasts on these parcels, and determined that the collectibility of these receivables was doubtful. As a result, we elected to reserve an additional $2,302,787 of principal and accrued interest relating to the mortgages receivable in 2003. The deferred gain of $242,368 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense as of December 31, 2003.  We continued to monitor these transactions throughout 2004 and, based on our review of the developments’ financial situation during the fourth quarter of 2004, we did not anticipate receiving any additional proceeds on Parcels 15, 21 and 23. As of December 31, 2004, the Partnership wrote off the mortgage loans receivable and related accrued interest receivable and deferred gain relating to Parcels 15, 21 and 23. As of December 31, 2005, the mortgage loan receivable relating to Parcel 1 is fully reserved, however based on our review of the developments’ financial situation relating to this Parcel and potential sales of the commercial pieces of this Parcel, we have not written off this receivable at this time.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The General Partner guaranteed the third party development loans owed by the LLCs. In reviewing the development’s financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLCs. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner acquired the interests in the LLCs and paid off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and the sale of the projects.

(7) Notes Payable to Affiliate

On December 6, 2000, the Partnership obtained a loan from the General Partner in the amount of $1,500,000 collateralized by Parcels 17, 18 and 22. During 2002, the General Partner advanced an additional $15,000. The note accrued interest at prime plus .5% and had a maturity date of November 30, 2004.  For the year ended December 31, 2004, interest of $49,046 was capitalized. During 2004, all principal and accrued interest on this loan was repaid.

On September 17, 2002, the Partnership obtained a loan from the General Partner in the amount of $1,600,000, collateralized by Parcels 4, 6 and 7.  The note accrued interest at a rate of prime plus .5% and had a maturity date of September 17, 2005. For the year ended December 31, 2004, interest of $22,609 was capitalized. During 2004, all principal and accrued interest on this loan was repaid.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2005.

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2006.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, Counsel to the Partnership

DANIEL L. GOODWIN (age 62) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 62) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 62) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 63) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also Chief Executive Officer and an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and President and chief operating officer and an affiliated director of Inland American Retail Real Estate Trust, Inc.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland’s publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland’s current and prior programs.  Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC’s investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for more than 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses withthe NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association for Female Executives.

CATHERINE L. LYNCH (age 47) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 61) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 41) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational

Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 43) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and beginning in 2006, vice president, controller of Inland Western Retail Real Estate Advisory Services, Inc.  As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 54) joined Inland in 1985 and is a Senior Vice President and Assistant General Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court.  He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2005, such costs included in general and administrative services to affiliates and professional services to affiliates were $45,316, of which $7,423 was unpaid as of December 31, 2005.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs.  For the year ended December 31, 2005, we incurred $29,982 of such costs, all of which was paid as of December 31, 2005.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the year ended December 31, 2005, we incurred $156,306 of such costs which are included in investments in land and improvements, of which $38,063 was unpaid.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership

(b)

The officers and directors of our general partner own as a group the following units of our partnership:

	Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	317 Units directly	1%

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

Item 14:  Principal Accountant Fees and Services

Fees.  Aggregate fees paid for professional services rendered by our independent registered public accounting firm were as follows:

	Years ended December 31,
	2005	2004

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$31,787	35,900
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	6,200	15,190

Total fees	$37,987	51,090

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

(d)

Reports on Form 8-K.

None.

No annual report or proxy material for the year 2005 has been sent to our limited partners.   An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

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