Form 10-Q
period 2006-03-31
INLAND LAND APPRECIATION FUND LP
filed 2006-05-11
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2006 and December 31, 2005
(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$1,309,707	1,426,760
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at March 31, 2006 and December 31, 2005) (Note 5)	12,208	9,224
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at March 31, 2006 and December 31, 2005) (Note 5)	-	-
Other current assets	8,000	8,966

Total current assets	1,329,915	1,444,950

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $486,732 at March 31, 2006 and December 31, 2005, respectively) (Note 3)	14,305,954	14,151,504

Total assets	$15,641,598	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$91,243	27,183
Accrued real estate taxes	42,139	34,621
Due to Affiliates (Note 2)	37,528	45,487
Unearned income	28,729	23,170

Total current liabilities	199,639	130,461

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,359,861	4,360,159
Cumulative cash distributions	(4,345,451)	(4,345,451)

	14,910	15,208
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2006 and December 31, 2005, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	24,723,552	24,753,017
Cumulative cash distributions	(35,169,906)	(35,169,906)

	15,427,049	15,456,514

Total Partners' capital	15,441,959	15,471,722

Total liabilities and Partners' capital	$15,641,598	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2006 and 2005
(unaudited)

	2006	2005

Income:
Rental income (Note 4)	$40,711	38,889
Interest income	11,862	2,892
Other income	8,380	1,200

	60,953	42,981

Expenses:
Professional services to affiliates	5,269	4,898
Professional services to non-affiliates	29,246	31,901
General and administrative expenses to affiliates	1,692	5,868
General and administrative expenses to non-affiliates	17,875	(6,981)
Marketing expenses to affiliates	5,380	6,488
Marketing expenses to non-affiliates	26,700	13,841
Land operating expenses to non-affiliates	4,554	15,933

	90,716	71,948

Net loss	$(29,763)	(28,967)

Net loss allocated:
General partner	$(298)	(290)
Limited partners	(29,465)	(28,677)

Net loss	$(29,763)	(28,967)

Net loss allocated to the one general partner unit	$(298)	(290)

Net loss per unit allocated to limited partners per weighted average limited partnership units (29,593 for the three months ended March 31, 2006 and 2005)	$(1.00)	(0.97)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(29,763)	(28,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts and accrued interest receivable	(2,984)	417
Other assets	966	6,602
Accounts payable	64,060	3,398
Accrued real estate taxes	7,518	11,127
Due to affiliates	(7,959)	3,099
Unearned income	5,559	(2,150)

Net cash provided by (used in) operating activities	37,397	(6,474)

Cash flows from investing activities:
Additions to investments in land and improvements	(154,450)	(119,745)

Net cash used in investing activities	(154,450)	(119,745)

Net decrease in cash and cash equivalents	(117,053)	(126,219)
Cash and cash equivalents at beginning of period	1,426,760	601,956

Cash and cash equivalents at end of period	$1,309,707	475,737

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2006
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2005 which are included in the Partnership's 2005 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the units purchased by the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2006, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $4,863 and $7,423 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $5,380 and $6,488 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2006 and 2005, respectively, of which $3,410 and $0 was unpaid as of March 31, 2006 and December 31, 2005.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the three months ended March 31, 2006 and March 31, 2005, the Partnership incurred $46,981 and $43,954, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $29,255 and $38,064 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,396,616	674,518	1,170,572	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,355,120	-	1,448,037	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	57,594	-	666,921	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	62,845	-	406,702	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	174,899	-	617,412	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	999,921	320,961	1,479,633	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	276,071	11,109	787,337	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	212,759	-	732,075	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	312,879	-	3,058,319	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	84,167	436,638	1,106,224	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	63,944	-	2,832,722	-

	Totals			$23,624,761	1,562,308	25,187,069	18,603,105	29,484,220	14,305,954	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

(3) Investments in Land and Improvements (continued)

(a)

Included in the purchase agreement for Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel.  The 1990 sale transaction relates to the sale of this option.

(b)

The Partnership purchased, from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the Partners.

(c)

Reconciliation of investments in land and improvements owned:

	March 31	December 31
	2006	2005

Balance at January 1,	$14,151,504	14,744,224
Additions during period	154,450	446,646
Sales during period	-	1,039,366

Balance at end of period	$14,305,954	14,151,504

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of March 31, 2006, the Partnership had farm leases of generally one year in duration, for approximately 880 acres of the approximately 1,176 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of March 31, 2006, the mortgage loans receivable and the related deferred gain are fully reserved.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/06	12/31/05	03/31/06	03/31/06

1	03/01/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2006, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2006, we have recorded an allowance for doubtful accounts of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Standards No. 66, "Accounting for Sales of Real Estate".

Assets Held for Sale -.   In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the statements of operations as discontinued operations for all periods presented.

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of March 31, 2006, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of March 31, 2006, we have had multiple sales transactions, through which we have disposed of approximately 1,926 acres of the approximately 3,102 acres originally owned. As of March 31, 2006, cumulative distributions have totaled $35,169,906 to the limited partners (which exceeds the original capital) and $4,345,451 to the general partner. Through March 31, 2006, we have used $18,603,105 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of March 31, 2006, we owned, in whole or in part, eleven of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2006, we had cash and cash equivalents of $1,309,707, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of Parcels 6 and 7 in 2006. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 6 and 7 have completed two phases of improvements for an industrial park and sites are being marketed. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful to date and a contract is in place for the sale of the residential portion of these parcels.  Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $6,961 and $10,766 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2006 and March 31, 2005, respectively, of which $4,863 and $7,423 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $5,380 and $6,488 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2006 and March 31, 2005, respectively, of which $3,410 and $0 was unpaid as of March 31, 2006 and December 31, 2005.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2006 and March 31, 2005, we incurred $46,981 and $43,954, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $29,255 and $38,064 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

Results of Operations

As of March 31, 2006, we owned eleven parcels of land consisting of approximately 1,176 acres. Of the 1,176 acres owned, approximately 880 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $40,711 and $38,889 for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in rental income is due to the increase in negotiated lease rates.

Interest income was $11,862 and $2,892 for the three months ended March 31, 2006 and March 31, 2005, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received and interest earned on our mortgage loans receivable.

General and administrative expenses to affiliates were $1,692 and $5,868 for the three months ended March 31, 2006 and March 31, 2005, respectively.  The decrease in 2006 is due to a decrease in data processing costs and investor service charges.  General and administrative expenses to non-affiliates were $17,875 and $(6,981) for the three months ended March 31, 2006 and March 31, 2005, respectively.  The increase in 2006 is due to an increase in printing costs and state taxes paid.

Marketing expenses to non-affiliates were $26,700 and $13,841 for the three months ended March 31, 2006 and March 31, 2005, respectively.  The increase is due to an increase in signage expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	May 11, 2006

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 11, 2006

By:	/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	May 11, 2006