Form 10-Q
period 2006-06-30
INLAND LAND APPRECIATION FUND LP
filed 2006-07-25
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2006 and December 31, 2005
(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$1,136,071	1,426,760
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at June 30, 2006 and December 31, 2005) (Note 5)	8,562	9,224
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at June 30, 2006 and December 31, 2005) (Note 5)	-	-
Other current assets	1,551	8,966

Total current assets	1,146,184	1,444,950

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $486,732 at June 30, 2006 and December 31, 2005, respectively) (Note 3)	14,400,214	14,151,504

Total assets	$15,552,127	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$4,834	27,183
Accrued real estate taxes	25,454	34,621
Due to Affiliates (Note 2)	56,494	45,487
Unearned income	23,454	23,170

Total current liabilities	110,236	130,461

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,359,861	4,360,159
Cumulative cash distributions	(4,345,451)	(4,345,451)

	14,910	15,208
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at June 30, 2006 and December 31, 2005, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	24,723,484	24,753,017
Cumulative cash distributions	(35,169,906)	(35,169,906)

	15,426,981	15,456,514

Total Partners' capital	15,441,891	15,471,722

Total liabilities and Partners' capital	$15,552,127	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2006 and 2005
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income:
Sale of investments in land and improvements (Note 3)	$-	132,874	-	132,874
Rental income (Note 4)	41,298	38,204	82,009	77,093
Interest income	12,374	2,585	24,236	5,477
Other income	10,950	850	19,330	2,050

	64,622	174,513	125,575	217,494

Expenses:
Cost of land sold	-	75,778	-	75,778
Professional services to affiliates	11,544	7,452	16,813	12,350
Professional services to non-affiliates	10,037	1,056	39,283	32,957
General and administrative expenses to affiliates	5,516	6,352	7,208	12,220
General and administrative expenses to non-affiliates	6,317	10,998	24,192	4,017
Marketing expenses to affiliates	11,489	3,746	16,869	10,234
Marketing expenses to non-affiliates	2,280	6,722	28,980	20,563
Land operating expenses to non- affiliates	17,507	13,871	22,061	29,804

	64,690	125,975	155,406	197,923

Net income (loss)	$(68)	48,538	(29,831)	19,571

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

(continued)

For the three and six months ended June 30, 2006 and 2005
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income (loss) allocated to:
General partner	$-	(85)	(298)	(375)
Limited partners	(68)	48,623	(29,533)	19,946

Net income (loss)	$(68)	48,538	(29,831)	19,571

Net loss allocated to the one general partner unit	$-	(85)	(298)	(375)

Net income per unit, basic and diluted, allocated to limited partners per weighted average limited partnership units (29,593 for the three and six months ended June 30, 2006 and 2005)	$-	1.64	(1.00)	.67

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(29,831)	19,571
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investments in land and improvements	-	(57,096)
Changes in assets and liabilities:
Accounts and accrued interest receivable	662	1,319
Other current assets	7,415	11,802
Accounts payable	(22,349)	(25,089)
Accrued real estate taxes	(9,167)	(14,760)
Due to Affiliates	11,007	5,648
Unearned income	284	(4,056)

Net cash used in operating activities	(41,979)	(62,661)

Cash flows from investing activities:
Additions to investments in land and improvements	(248,710)	(243,298)
Proceeds from disposition of investments in land and improvements	-	132,874

Net cash used in investing activities	(248,710)	(110,424)

Net decrease in cash and cash equivalents	(290,689)	(173,085)
Cash and cash equivalents at beginning of period	1,426,760	601,956

Cash and cash equivalents at end of period	$1,136,071	428,871

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2006
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2005 which are included in the Partnership's 2005 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the units purchased by the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2006, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $14,732 and $7,423 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $16,869 and $10,234 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2006 and 2005, respectively, of which $7,140 and $0 was unpaid as of June 30, 2006 and December 31, 2005.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the six months ended June 30, 2006 and June 30, 2005, the Partnership incurred $86,205 and $60,939, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $34,622 and $38,064 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5750)	08/25/95
		(4.4000)	Var 2001
		(2.1470)	Var 2002
		(23.1033)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,408,790	674,518	1,182,746	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,366,629	-	1,459,546	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	61,975	-	671,302	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	65,927	-	409,784	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	179,852	-	622,365	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,009,322	320,961	1,489,034	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	285,313	11,109	796,579	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	235,525	-	754,841	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	322,611	-	3,068,051	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	88,170	436,638	1,110,227	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	66,961	-	2,835,739	-

	Totals			$23,624,761	1,562,308	25,187,069	18,697,365	29,484,220	14,400,214	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
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

(c)

Reconciliation of investments in land and improvements owned:

	June 30	December 31
	2006	2005

Balance at January 1,	$14,151,504	14,744,224
Additions during period	248,710	446,646
Sales during period	-	(1,039,366)

Balance at end of period	$14,400,214	14,151,504

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of June 30, 2006, the Partnership had farm leases of generally one year in duration, for approximately 880 acres of the approximately 1,176 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of June 30, 2006, the mortgage loans receivable and the related deferred gain are fully reserved.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/06	12/31/05	06/30/06	06/30/06

1	03/01/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of June 30, 2006, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of June 30, 2006, we have recorded an allowance for doubtful accounts of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2006, we have not classified any properties as held for sale.

Liquidity and Capital Resources

On October 12, 1988, we commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or units pursuant to a registered offering on Form S-11 under the Securities Act of 1933.  On October 6, 1989, the offering terminated after we had sold 30,000 units to the public at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include proceeds from the initial limited partner and the general partner.  All of the holders of our units were admitted to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of June 30, 2006, we have had multiple sales transactions, through which we have disposed of approximately 1,926 acres of the approximately 3,102 acres originally owned. As of June 30, 2006, cumulative distributions have totaled $35,169,906 to the limited partners (which exceeds the original capital) and $4,345,451 to the general partner. Through June 30, 2006, we have used $18,697,365 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of June 30, 2006, we owned, in whole or in part, eleven of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2006, we had cash and cash equivalents of $1,136,071, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of the residential portion of Parcels 6 and 7 in 2006. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $24,021 and $24,570 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2006 and 2005, respectively, of which $14,732 and $7,423 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $16,869 and $10,234 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2006 and 2005, respectively, of which $7,140 and $0 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2006 and 2005, we incurred $86,205 and $60,939, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $34,622 and $38,064 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

Results of Operations

As of June 30, 2006, we owned eleven parcels of land consisting of approximately 1,176 acres. Of the 1,176 acres owned, approximately 880 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $82,009 and $77,093 for the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in rental income is due to the increase in negotiated lease rates.

Interest income was $24,236 and $5,477 for the six months ended June 30, 2006 and June 30, 2005, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received and interest earned on our mortgage loans receivable.

Other income was $19,330 and $2,050 for the six months ended June 30, 2006 and 2005, respectively.  The increase in other income is due to tender offer fees received.

Professional services to affiliates were $16,813 and $12,350 for the six months ended June 30, 2006 and 2005, respectively.  The increase in professional services to affiliates is due primarily to an increase in accounting fees.  Professional services to non-affiliates were $39,283 and $32,957 for the six months ended June 30, 2006 and 2005, respectively.  The increase in professional services to non-affiliates is due to an increase in accounting fees.

General and administrative expenses to affiliates were $7,208 and $12,220 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The decrease in 2006 is due to a decrease in data processing costs and investor service charges.  General and administrative expenses to non-affiliates were $24,192 and $4,017 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase in 2006 is due to an increase in printing costs and state taxes paid.

Marketing expenses to affiliates were $16,869 and $10,234 for the six months ended June 30, 2006 and 2005, respectively.  The increase in marketing expenses to affiliates is due to preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $28,980 and $20,563 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase is due to an increase in signage expenditures.

Land operating expenses to non-affiliates were $22,061 and $29,804 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The decrease in 2006 is due to a decrease in real estate taxes and filing fees.

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

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2006. Therefore, no other sales of partnership interests can take place during 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	July 24, 2006

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	July 24, 2006

By:	/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	July 24, 2006