Form 10-Q
period 2006-09-30
INLAND LAND APPRECIATION FUND LP
filed 2006-11-06
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2006 and December 31, 2005
(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$1,740,194	1,426,760
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at September 30, 2006 and December 31, 2005) (Note 5)	27,399	9,224
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at September 30, 2006 and December 31, 2005) (Note 5)	-	-
Other current assets	9,927	8,966

Total current assets	1,777,520	1,444,950

Other assets	5,729	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $479,219 and $486,732 at September 30, 2006 and December 31, 2005, respectively) (Note 3)	13,911,161	14,151,504

Total assets	$15,694,410	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$56,291	27,183
Accrued real estate taxes	21,786	34,621
Due to Affiliates (Note 2)	24,750	45,487
Unearned income	9,623	23,170

Total current liabilities	112,450	130,461

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,559,827	4,360,159
Cumulative cash distributions	(4,545,451)	(4,345,451)

	14,876	15,208
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2006 and December 31, 2005, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	26,863,587	24,753,017
Cumulative cash distributions	(37,169,906)	(35,169,906)

	15,567,084	15,456,514

Total Partners' capital	15,581,960	15,471,722

Total liabilities and Partners' capital	$15,694,410	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2006 and 2005
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income:
Sale of investments in land and improvements (Note 3)	$3,046,294	2,913,793	3,046,294	3,046,667
Rental income (Note 4)	41,506	39,470	123,515	116,563
Interest income	33,981	19,753	58,217	25,230
Other income	1,100	5,035	20,430	7,085

	3,122,881	2,978,051	3,248,456	3,195,545

Expenses:
Cost of land sold	702,839	630,783	702,839	706,561
Professional services to Affiliates	12,242	6,505	29,055	18,855
Professional services to non-affiliates	5,322	2,498	44,605	35,455
General and administrative expenses to Affiliates	5,407	3,246	12,615	15,466
General and administrative expenses to non-affiliates	25,241	30,087	49,433	34,104
Marketing expenses to Affiliates	4,267	5,119	21,136	15,353
Marketing expenses to non-affiliates	8,061	3,675	37,041	24,238
Land operating expenses to non- affiliates	19,433	19,847	41,494	49,651
Provision (recovery) for loan losses and bad debt expense	-	(60,000)	-	(60,000)

	782,812	641,760	938,218	839,683

Net income	$2,340,069	2,336,291	2,310,238	2,355,862

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

(continued)

For the three and nine months ended September 30, 2006 and 2005
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net income allocated to:
General Partner	$199,966	533	199,668	158
Limited Partners	2,140,103	2,335,758	2,110,570	2,355,704

Net income	$2,340,069	2,336,291	2,310,238	2,355,862

Net income allocated to the one General Partner Unit	$199,966	533	199,668	158

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2006 and 2005)	$72.32	78.93	71.32	79.60

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,310,238	2,355,862
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in land and improvements	(2,343,455)	(2,340,106)
Provision for (recovery of) loan losses and bad debt expense	-	(60,000)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(18,175)	(20,775)
Other current assets	(961)	5,793
Accounts payable	29,108	(38,969)
Accrued real estate taxes	(12,835)	(13,951)
Due to Affiliates	(20,737)	16,313
Unearned income	(13,547)	(21,143)

Net cash used in operating activities	(70,364)	(116,976)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	-	60,000
Additions to investments in land and improvements	(462,496)	(338,908)
Proceeds from disposition of investments in land and improvements	3,046,294	3,046,667

Net cash provided by investing activities	2,583,798	2,767,759

Cash flows from financing activities:
Cash distributions	(2,200,000)	-

Net cash used in financing activities	(2,200,000)	-

Net increase in cash and cash equivalents	313,434	2,650,783
Cash and cash equivalents at beginning of period	1,426,760	601,956

Cash and cash equivalents at end of period	$1,740,194	3,252,739

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2006
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2005 which are included in the Partnership's 2005 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the units purchased by the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2006, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2006
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,650 and $7,423 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $21,136 and $15,353 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2006 and 2005, respectively, of which $1,500 and $0 was unpaid as of September 30, 2006 and December 31, 2005.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the nine months ended September 30, 2006 and September 30, 2005, the Partnership incurred $156,285 and $122,049, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $15,600 and $38,064 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,421,734	1,377,357	492,851	2,343,455
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,382,573	-	1,475,490	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	66,043	-	675,370	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	71,075	-	414,932	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	184,086	-	626,599	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,029,664	320,961	1,509,376	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	303,290	11,109	814,556	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	287,657	-	806,973	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	341,166	-	3,086,606	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	91,710	436,638	1,113,767	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	125,863	-	2,894,641	-

	Totals			$23,624,761	1,562,308	25,187,069	18,911,151	30,187,059	13,911,161	2,343,455

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2006
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

(c)

Reconciliation of investments in land and improvements owned:

	September 30	December 31
	2006	2005

Balance at January 1,	$14,151,504	14,744,224
Additions during period	462,496	446,646
Sales during period	(702,839)	(1,039,366)

Balance at end of period	$13,911,161	14,151,504

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of September 30, 2006, the Partnership had farm leases of generally one year in duration, for approximately 880 acres of the approximately 1,143 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of September 30, 2006, the mortgage loans receivable and the related deferred gain are fully reserved.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2006
(unaudited)

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/06	12/31/05	09/30/06	09/30/06

1	03/01/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

Subsequent Event

On October 19, 2006, we received a principal payment of $70,804 for a portion of a mortgage receivable which was previously written off.  Such amount will be recorded as a provision for the reversal of loan losses and bad debt expense in the fourth quarter.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2006, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of September 30, 2006, we have recorded an allowance for doubtful accounts of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2006, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of September 30, 2006, we have had multiple sales transactions, through which we have disposed of approximately 1,959 acres of the approximately 3,102 acres originally owned. As of September 30, 2006, cumulative distributions have totaled $37,169,906 to the limited partners (which exceeds the original capital) and $4,545,451 to the general partner. Through September 30, 2006, we have used $18,911,151 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of September 30, 2006, we owned, in whole or in part, eleven of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2006, we had cash and cash equivalents of $1,740,194, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of the residential portion of Parcels 6 and 7 in 2007. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $41,670 and $34,321 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2006 and 2005, respectively, of which $7,650 and $7,423 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $21,136 and $15,353 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2006 and 2005, respectively, of which $1,500 and $0 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2006 and 2005, we incurred $156,285 and $122,049, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $15,600 and $38,064 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

Results of Operations

As of September 30, 2006, we owned eleven parcels of land consisting of approximately 1,143 acres. Of the 1,143 acres owned, approximately 880 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $123,515 and $116,563 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in rental income is due to the increase in negotiated lease rates.

Interest income was $58,217 and $25,230 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the period as a result of sales proceeds received.

Other income was $20,430 and $7,085 for the nine months ended September 30, 2006 and 2005, respectively.  The increase in other income is due to tender offer fees received.

Professional services to affiliates were $29,055 and $18,855 for the nine months ended September 30, 2006 and 2005, respectively.  The increase in professional services to affiliates is due primarily to an increase in accounting fees.  Professional services to non-affiliates were $44,605 and $35,455 for the nine months ended September 30, 2006 and 2005, respectively.  The increase in professional services to non-affiliates is due to an increase in accounting and legal fees.

General and administrative expenses to affiliates were $12,615 and $15,466 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The decrease in 2006 is due to a decrease in data processing costs and investor service charges.  General and administrative expenses to non-affiliates were $49,433 and $34,104 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase in 2006 is due to an increase in printing costs and state taxes paid at the partnership level.

Marketing expenses to affiliates were $21,136 and $15,353 for the nine months ended September 30, 2006 and 2005, respectively.  The increase in marketing expenses to affiliates is due to preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $37,041 and $24,238 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase is due to an increase in signage expenditures.

Land operating expenses to non-affiliates were $41,494 and $49,651 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The decrease in 2006 is due to a decrease in real estate taxes and filing fees.

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

Subsequent Event

On October 19, 2006, we received a principal payment of $70,804 for a portion of a mortgage receivable which was previously written off.  Such amount will be recorded as a provision for the reversal of loan losses and bad debt expense in the fourth quarter.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	November 6, 2006

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 6, 2006

By:	/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	November 6, 2006