Form 10-K
period 2006-12-31
INLAND LAND APPRECIATION FUND LP
filed 2007-03-22
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐  No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000  (subject to an increase to 30,000) limited partnership units or units at  $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at  $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2006, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program. Under this program limited partners could under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2006, we have had multiple sales transactions, through which we have disposed of approximately 1,959 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 6 and 7 have completed and sold two phases of improvements for an industrial park and sites are being marketed. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful to date and a contract is in place for the sale of the residential portion of these parcels. The first of three closings occurred during July 2005. The second of three closings occurred during July 2006.  Provided the buyer performs, the final closing is anticipated to occur during July 2007.  Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

On July 27, 2006, we sold approximately 33 acres of Parcel 6 for $3,046,294.  In September 2006, we paid distributions totaling $2,200,000, which includes $2,000,000 paid to the limited partners and $200,000 paid to the general partner.  In addition to this sale which occurred in 2006, we anticipate additional sales of the residential portion of Parcels 6 and 7 during July 2007.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2006.

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

We make available, free of charge, by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

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

Nature of Farm Leases and Limited Current Income.  With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income.  Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes).  At the same time, our farm rental revenue is subject to a farm tenant's ability to pay the contracted rent, which depends on fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

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

Transfer Limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2007. Therefore, no other sales of partnership interests can take place during 2007.

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

Item 1(b). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, Kendall County, Illinois	84.7360	-	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	-	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	-	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	-	04/18/89
	(.4860		sold 02/28/91)
	(27.5850		sold 08/25/95)
	(4.4017		sold various 2001)
	(2.1400		sold various 2002)
	(23.0933		sold various 2003)
	(6.7800		sold various 2004)
	(4.7900		sold various 2005)

Parcel 5, Kendall County, Illinois	372.2230	-	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

Parcel 6, Kendall County, Illinois	78.3900	11.0130	06/21/89
	(3.9500		sold 11/01/00)
	(30.0000		sold 07/12/05)
	(33.4270		sold 07/27/06)

Parcel 7, Kendall County, Illinois	77.0490	77.0490	06/21/89

Parcel 8, Kendall County, Illinois	5.0000	-	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	-	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

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

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2006, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2006.

PART II

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of February 26, 2007, there were 2,819 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2006 and 2005, we paid the following distributions:

Distributions to:	2006	2005

General partners	$200,000	291,379
Limited partners	2,000,000	2,000,000

Total	$2,200,000	2,291,379

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

For the years ended December 31, 2006, 2005, 2004, 2003 and 2002

(not covered by the Report of Independent Registered Public Accounting Firm)

	2006	2005	2004	2003	2002

Total assets	$15,850,030	15,602,183	15,372,720	21,527,191	27,611,879

Total income	$3,317,504	3,799,317	17,079,723	13,116,054	1,916,049

Net income	$2,397,684	2,571,593	10,150,323	6,436,652	314,651

Net income (loss) allocated to the one general partner unit	$200,542	291,712	2,632,985	1,265,292	(8,513)

Net income allocated per limited partnership unit	$74.25	77.04	254.02	174.75	10.92

Distributions per limited partnership unit from sales	$67.58	67.58	370.51	239.93	51.76

Weighted average limited partnership units	29,593	29,593	29,593	29,593	29,593

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2006, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2006, the partnership has recorded an allowance for doubtful accounts of $1,233,175 on the remaining mortgage loan receivable.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of December 31, 2006, we have had multiple sales transactions, through which we have disposed of approximately 1,959 acres of the approximately 3,102 acres originally owned. As of December 31, 2006, cumulative distributions to the limited partners have totaled $37,169,906 (which exceeds the original capital) and $4,545,451 to the general partner. Through December 31, 2006, we have used $19,012,108 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of December 31, 2006, we own, in whole or in part, eleven of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2006, we had cash and cash equivalents of $1,813,040, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of the residential portion of Parcels 6 and 7 during July 2007. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcels 6 and 7 have completed and sold two phases of improvements for an industrial park and sites are being marketed. We have also completed the planning process and received favorable zoning on the residential portion of these parcels. Marketing efforts have been successful to date and a contract is in place for the sale of the residential portion of these parcels. The first of three closings occurred during July 2005. The second of three closings occurred during July 2006.  Provided the buyer performs, the final closing is anticipated to occur during 2007.  Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $53,304, $45,316, and $48,039 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, of which $5,006 and $7,423 was unpaid as of December 31, 2006 and 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $24,079, $29,982 and $19,280 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, of which $4,443 and $0 was unpaid as of December 31, 2006 and 2005.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2006 and 2005, we incurred $170,645 and $156,306, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $39,515 and $38,063 was unpaid as of December 31, 2006 and 2005, respectively.

Results of Operations

As of December 31, 2006, we owned eleven parcels of land consisting of approximately 1,143 acres. Of the 1,143 acres owned, approximately 880 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $171,448, $160,380 and $166,438 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in rental income for 2006 is due to an increase in negotiated lease rates.

Sale of investments in land and improvements of $3,046,294 and cost of land sold of $702,839 for the year ended December 31, 2006 are the result of the sale of approximately 33 acres of Parcel 6.  Sale of investments in land and improvements of $3,577,683 and cost of land sold of $1,039,366 for the year ended December 31, 2005 are the result of the sale of two lots of Parcel 4 and 30 acres of Parcel 6.  Sales of investments in land and improvements of $16,847,378 and cost of land sold of $6,492,519 for the year ended December 31, 2004 were a result of the sale of additional lots of Parcel 4 and the sale of the balance of Parcels 12 and 20.  The increase in sales activity for the year ended December 31, 2004 was the result of favorable zoning as well as a change in our marketing approach to target homebuilders, industrial users and land developers.

Interest income was $78,282, $52,546 and $58,782 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $21,480, $8,708 and $7,125 for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase in other income in 2006 is due to tender offer fees received.

Professional services to affiliates were $38,133, $24,216 and $27,543 for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase in professional services to affiliates is due primarily to an increase in fees for accounting services.

Professional services to non-affiliates were $52,828, $44,415 and $55,829 for the years ended December 31, 2006, 2005 and 2004, respectively.  Professional services to non-affiliates increased for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to an increase in fees for accounting services.  Professional services to non-affiliates decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to a decrease in fees for accounting services.

General and administrative expenses to affiliates were $15,171, $21,100 and $20,496 for the years ended December 31, 2006, 2005 and 2004, respectively.  The decrease in 2006 is due to a decrease in data processing costs and investor service charges.

General and administrative expenses to non-affiliates were $37,956, $29,925 and $33,559 for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase in general and administrative expenses in 2006 is due to an increase in printing costs.

Income tax expenses were $18,408, $8,417 and $139,258 for the years ended December 31, 2006, 2005 and 2004, respectively.  Income tax expenses include Illinois state taxes paid and accrued at the partnership level.  Income tax expenses fluctuate in accordance with land sales.

Marketing expenses to affiliates were $24,079, $29,982 and $19,280 for the years ended December 31, 2006, 2005 and 2004, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $33,329, $19,782 and $54,982 for the years ended December 31, 2006, 2005 and 2004, respectively.  In 2004, we fully implemented the change in our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website. In 2005, marketing expenses decreased as we took advantage of our established marketing plans. In 2006, marketing expenses increased due to signage expenditures.

Land operating expenses to non-affiliates were $67,881, $70,521 and $65,826 for the years ended December 31, 2006, 2005 and 2004, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.

For the years ended December 31, 2006 and 2005, respectively, the Partnership received payments of $70,804 and $60,000 on mortgage loan receivables previously reserved and recorded the payments as recovery of loan losses and bad debt expense.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectability of the receivable was doubtful. As a result, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense.

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

Any distributions from net sale proceeds at a time when invested capital is greater than zero shall be deemed applied first as a reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return

Other

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2007. Therefore, no other sales of partnership interests can take place during 2007.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

March 22, 2007

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2006 and 2005

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$1,813,040	1,426,760
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at December 31, 2006 and 2005) (Note 6)	18,234	9,224
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at December 31, 2006 and 2005) (Note 6)	-	-
Other current assets	6,638	8,966

Total current assets	1,837,912	1,444,950

Other assets	-	5,729
Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $479,219 and $486,732 at December 31, 2006 and 2005, respectively) (Notes 3 and 4)	14,012,118	14,151,504

Total assets	$15,850,030	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2006 and 2005

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$79,256	27,183
Accrued real estate taxes	29,234	34,621
Due to Affiliates (Notes 3)	48,964	45,487
Unearned income	23,170	23,170

Total current liabilities	180,624	130,461

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,560,701	4,360,159
Cumulative cash distributions	(4,545,451)	(4,345,451)

	15,750	15,208
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2006 and 2005, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	26,950,159	24,753,017
Cumulative cash distributions	(37,169,906)	(35,169,906)

	15,653,656	15,456,514

Total Partners' capital	15,669,406	15,471,722

Total liabilities and Partners' capital	$15,850,030	15,602,183

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Income:
Sale of investments in land and improvements (Note 4)	$3,046,294	3,577,683	16,847,378
Rental income (Note 5)	171,448	160,380	166,438
Interest income	78,282	52,546	58,782
Other income	21,480	8,708	7,125

	3,317,504	3,799,317	17,079,723

Expenses:
Cost of land sold	702,839	1,039,366	6,492,519
Professional services to Affiliates	38,133	24,216	27,543
Professional services to non-affiliates	52,828	44,415	55,829
General and administrative expenses to Affiliates	15,171	21,100	20,496
General and administrative expenses to non-affiliates	37,956	29,925	33,559
Income tax expense	18,408	8,417	139,258
Marketing expenses to Affiliates	24,079	29,982	19,280
Marketing expenses to non-affiliates	33,329	19,782	54,982
Land operating expenses to non-affiliates	67,881	70,521	65,826
Amortization of deferred loan fees	-	-	20,108
Bad debt (recovery) expense	(70,804)	(60,000)	-

	919,820	1,227,724	6,929,400

Net income	$2,397,684	2,571,593	10,150,323

Net income allocated to (Note 2):
General Partner	$200,542	291,712	2,632,985
Limited Partners	2,197,142	2,279,881	7,517,338

Net income	$2,397,684	2,571,593	10,150,323

Net income allocated to the one General Partner Unit	$200,542	291,712	2,632,985

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2006, 2005 and 2004)	$74.25	77.04	254.02

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2006, 2005 and 2004

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$16,920	18,623,745	18,640,665

Net income (Note 2)	2,632,985	7,517,338	10,150,323
Distributions to Partners ($370.51 per weighted average Limited Partnership Units of 29,593) (Note 2)	(2,635,030)	(10,964,450)	(13,599,480)

Balance at December 31, 2004	14,875	15,176,633	15,191,508

Net income (Note 2)	291,712	2,279,881	2,571,593
Distributions to Partners ($67.58 per weighted average Limited Partnership Units of 29,593) (Note 2)	(291,379)	(2,000,000)	(2,291,379)

Balance at December 31, 2005	15,208	15,456,514	15,471,722

Net income (Note 2)	200,542	2,197,142	2,397,684
Distributions to Partners ($67.58 per weighted average Limited Partnership Units of 29,593) (Note 2)	(200,000)	(2,000,000)	(2,200,000)

Balance at December 31, 2006	$15,750	15,653,656	15,669,406

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$2,397,684	2,571,593	10,150,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments in land and improvements	(2,343,455)	(2,538,317)	(10,354,859)
Bad debt (recovery) expense	(70,804)	(60,000)	-
Amortization of deferred loan fees	-	-	20,108
Changes in assets and liabilities:
Accounts and accrued interest receivable	(9,010)	(7,823)	(1,009)
Other assets	8,057	10,444	(1,483)
Accounts payable	52,073	(60,303)	84,031
Accrued real estate taxes	(5,387)	(8,837)	(12,260)
Due to Affiliates	3,477	24,049	(329,953)
Unearned income	-	(5,660)	9,550

Net cash provided by (used in) operating activities	32,635	(74,854)	(435,552)

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	70,804	60,000	-
Additions to investments in land and improvements	(563,453)	(446,646)	(719,464)
Proceeds from disposition of investments in land and improvements	3,046,294	3,577,683	16,847,378

Net cash flow provided by investing activities	2,553,645	3,191,037	16,127,914

Cash flows from financing activities:
Principal payments on notes payable to Affiliates	-	-	(2,456,682)
Cash distributions	(2,200,000)	(2,291,379)	(13,599,480)

Net cash flow used in financing activities	(2,200,000)	(2,291,379)	(16,056,162)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net increase (decrease) in cash and cash equivalents	$386,280	824,804	(363,800)
Cash and cash equivalents at beginning of year	1,426,760	601,956	965,756

Cash and cash equivalents at end of year	$1,813,040	1,426,760	601,956

Cash paid for interest	$-	-	387,189

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2006, 2005 and 2004

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2006, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

	2006		2005
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,850,030	19,618,146	15,602,183	19,364,568

Partners' capital:
General Partner	15,750	(700)	15,208	(4,538)
Limited Partners	15,653,656	19,390,321	15,456,514	19,196,475

Net income allocated:
General Partner	200,542	203,838	291,712	291,670
Limited Partners	2,197,142	2,149,406	2,279,881	2,244,652

Net income per Limited Partnership Unit	74.25	72.63	77.04	75.85

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2006 and 2005.

New Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position ("FSP") 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).  This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  The Partnership is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  The Partnership will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which the Partnership becomes involved in future periods.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement.  The consensus in this issue is to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Partnership primarily accounts for the sales taxes and other taxes subject to the consensus in EITF No. 06-3 on the gross basis in its statement of operations.

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating and has not yet completed our evaluation on whether the adoption of Interpretation No. 48 will have a material effect on our financial statements.

In September 2006, the SEC's staff issued SAB No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  The Partnership has applied this guidance in its assessment of the materiality of prior year misstatements on its current year financials and determined that the adoption of SAB 108 did not have a material impact on its financial statements.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,006 and $7,423 were unpaid as of December 31, 2006 and 2005, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $24,079, $29,982 and $19,280 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, of which $4,443 and $0 was unpaid as of December 31, 2006 and 2005.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2006 and 2005, the Partnership incurred $170,645 and $156,306, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $39,515 and $38,064 were unpaid as of December 31, 2006 and 2005, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,428,009	1,377,357	499,126	2,343,455
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,388,735	-	1,481,652	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	65,317	-	674,644	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	69,952	-	413,809	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	184,690	-	627,203	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,038,390	320,961	1,518,102	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	314,172	11,109	825,438	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	319,871	-	839,187	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	350,767	-	3,096,207	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	91,590	436,638	1,113,647	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	154,325	-	2,923,103	-

	Totals			$23,624,761	1,562,308	25,187,069	19,012,108	30,187,059	14,012,118	2,343,455

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

(c)

Reconciliation of investments in land and improvements owned:

	2006	2005
Balance at January 1,	$14,151,504	14,744,224
Additions during year	563,453	446,646
Sales during year	(702,839)	(1,039,366)

Balance at December 31,	$14,012,118	14,151,504

(d)

The aggregate cost of investments in land and improvements owned at December 31, 2006 for Federal income tax purposes was approximately $14,100,000 (unaudited).

(e)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Partnership conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected capital expenditures and sales prices. The aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2006, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of December 31, 2006 the Partnership had farm leases of generally one year in duration, for approximately 880 acres of the approximately 1,143 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of December 31, 2006, the mortgage loans receivable and the related deferred gain are fully reserved.

For the years ended December 31, 2006 and 2005, respectively, the Partnership received payments of $70,804 and $60,000 on mortgage loan receivables previously reserved and recorded the payments as recovery of loan losses and bad debt expense.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/06	12/31/05	12/31/06	12/31/06
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectability of the receivable was doubtful. As a result, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense.

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

(7) Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2006, 2005 and 2004.

	12/31/06	09/30/06	06/30/06	03/31/06
Total income	$69,048	3,122,881	64,622	60,953
Net income (loss)	87,446	2,340,069	(68)	(29,763)
Net income (loss) allocated to the limited partners	86,572	2,140,103	(68)	(29,465)
Net income (loss) per limited partnership unit, basic and diluted	2.93	72.32	-	(1.00)

	12/31/05	09/30/05	06/30/05	03/31/05
Total income	$603,772	2,978,051	174,513	42,981
Net income (loss)	215,731	2,336,291	48,538	(28,967)
Net income (loss) allocated to the limited partners	(75,823)	2,335,758	48,623	(28,677)
Net income (loss) per limited partnership unit, basic and diluted	(2.56)	78.93	1.64	(.97)

	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$58,690	296,805	669,857	16,054,371
Net income (loss)	(2,404)	88,104	296,436	9,768,187
Net income (loss) allocated to the limited partners	(501,860)	88,255	297,584	7,633,359
Net income (loss) per limited partnership unit, basic and diluted	(16.96)	2.98	10.06	257.94

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2006.

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During 2004, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent from our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Cathleen M. Hrtanek. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a Code of Ethics that applies to all of its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2007.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 63) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 63) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 63) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 64) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also Chief Executive Officer and an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairperson of the board of Inland Real Estate Exchange Corporation and President and an affiliated director of Inland American Retail Real Estate Trust, Inc.

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

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses with the NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association for Female Executives.

CATHERINE L. LYNCH (age 48) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 62) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president and director of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 42) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-

million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 44) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and beginning in 2006, vice president, controller of Inland Western Retail Real Estate Advisory Services, Inc.  As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

CATHLEEN M. HRTANEK (age 30) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  She is also a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2006, such costs included in general and administrative services to affiliates and professional services to affiliates were $53,304, of which $5,006 was unpaid as of December 31, 2006.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs.  For the year ended December 31, 2006, we incurred $24,079 of such costs, of which $4,443 was unpaid as of December 31, 2006.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the year ended December 31, 2006, we incurred $170,645 of such costs which are included in investments in land and improvements, of which $39,515 was unpaid.

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

Item 14:  Principal Accountant Fees and Services

Fees.  Aggregate fees for professional services rendered by our independent registered public accounting firm were as follows:

	Years ended December 31,
	2006	2005

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$31,000	32,643
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	6,810	6,200

Total fees	$37,810	38,843

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

(d)

Reports on Form 8-K.

None.

No annual report or proxy material for the year 2006 has been sent to our limited partners.   An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 22, 2007

Pursuant to the  requirements  of  the  Securities  Exchange  Act of 1934, this report has  been  signed  below  by  the  following  persons  on  behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 22, 2007

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 22, 2007

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 22, 2007

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 22, 2007

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 22, 2007