Form 10-Q
period 2007-03-31
INLAND LAND APPRECIATION FUND LP
filed 2007-05-11
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2007 and December 31, 2006
(unaudited)

Assets

	2007	2006
Current assets:
Cash and cash equivalents	$1,586,381	1,813,040
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at March 31, 2007 and December 31, 2006) (Note 5)	31,686	18,234
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at March 31, 2007 and December 31, 2006) (Note 5)	-	-
Other current assets	-	6,638

Total current assets	1,618,067	1,837,912

Investments in land and improvements, at cost (including acquisition fees paid to Affiliates of $479,219 at March 31, 2007 and December 31, 2006) (Note 3)	14,226,861	14,012,118

Total assets	$15,844,928	15,850,030

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2007 and December 31, 2006
(unaudited)

Liabilities and Partners' Capital

	2007	2006

Current liabilities:
Accounts payable	$87,191	79,256
Accrued real estate taxes	36,803	29,234
Due to affiliates (Note 2)	33,155	48,964
Unearned income	16,083	23,170

Total current liabilities	173,232	180,624

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,560,724	4,560,701
Cumulative cash distributions	(4,545,451)	(4,545,451)

	15,773	15,750
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2007 and December 31, 2006, (net of offering costs of $3,768,113, of which $1,069,764 was paid to Affiliates)	25,873,403	25,873,403
Cumulative net income	26,952,426	26,950,159
Cumulative cash distributions	(37,169,906)	(37,169,906)

	15,655,923	15,653,656

Total Partners' capital	15,671,696	15,669,406

Total liabilities and Partners' capital	$15,844,928	15,850,030

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2007 and 2006
(unaudited)

	2007	2006

Income:
Rental income (Note 4)	$41,091	40,711
Interest income	19,082	11,862
Other income	7,550	8,380

	67,723	60,953

Expenses:
Professional services to affiliates	4,192	5,269
Professional services to non-affiliates	23,329	29,246
General and administrative expenses to affiliates	1,830	1,692
General and administrative expenses to non-affiliates	3,548	13,655
Marketing expenses to affiliates	4,694	5,380
Marketing expenses to non-affiliates	19,713	26,700
Land operating expenses to non-affiliates	8,127	8,774

	65,433	90,716

Net income (loss)	$2,290	(29,763)

Net income (loss) allocated:
General partner	$23	(298)
Limited partners	2,267	(29,465)

Net income (loss)	$2,290	(29,763)

Net income (loss) allocated to the one general partner unit	$23	(298)

Net income (loss) per unit allocated to limited partners per weighted average limited partnership units (29,593 for the three months ended March 31, 2007 and 2006)	$.08	(1.00)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,290	(29,763)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts and accrued interest receivable	(13,452)	(2,984)
Other assets	6,638	966
Accounts payable	7,935	64,060
Accrued real estate taxes	7,569	7,518
Due to affiliates	(15,809)	(7,959)
Unearned income	(7,087)	5,559

Net cash provided by (used in) operating activities	(11,916)	37,397

Cash flows from investing activities:
Additions to investments in land and improvements	(214,743)	(154,450)

Net cash used in investing activities	(214,743)	(154,450)

Net decrease in cash and cash equivalents	(226,659)	(117,053)
Cash and cash equivalents at beginning of period	1,813,040	1,426,760

Cash and cash equivalents at end of period	$1,586,381	1,309,707

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2007
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2006 which are included in the Partnership's 2006 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the units purchased by the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2007, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2006 financial statements to conform with the 2007 presentation.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership determined that the adoption of Interpretation No. 48 did not have a material effect on our financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2007
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $4,796 and $5,006 was unpaid as of March 31, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $4,694 and $5,380 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2007 and 2006, respectively, of which $3,101 and $4,443 was unpaid as of March 31, 2007 and December 31, 2006.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the three months ended March 31, 2007 and March 31, 2006, the Partnership incurred $39,948 and $46,981, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $25,258 and $39,515 was unpaid as of March 31, 2007 and December 31, 2006, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/07	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,436,353	1,377,357	507,470	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,392,737	-	1,485,654	-

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/07	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	68,985	-	678,312	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	72,459	-	416,316	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	187,803	-	630,316	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,053,731	320,961	1,533,443	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/07	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	326,127	11,109	837,393	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	418,380	-	937,696	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	362,735	-	3,108,175	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	93,642	436,638	1,115,699	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	207,609	-	2,976,387	-

	Totals			$23,624,761	1,562,308	25,187,069	19,226,851	30,187,059	14,226,861	-

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2007
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

(c)

Reconciliation of investments in land and improvements owned:

	March 31,	December 31,
	2007	2006
Balance at January 1,	$14,012,118	14,151,504
Additions during period	214,743	563,453
Sales during period	-	(702,839)

Balance at end of period	$14,226,861	14,012,118

(d)

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended March 31, 2007, the Partnership had recorded no such impairment.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2007
(unaudited)

 (4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of March 31, 2007, the Partnership had farm leases of generally one year in duration, for approximately 880 acres of the approximately 1,143 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of March 31, 2007, the mortgage loans receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/07	12/31/06	03/31/07	03/31/07

1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2007
(unaudited)

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of the General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. Management continued to review the project and determined that the collectability of the receivable was doubtful. As a result, management elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to require companies to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2007, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2007, we have recorded an allowance for doubtful account of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of March 31, 2007, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of March 31, 2007, we have had multiple sales transactions, through which we have disposed of approximately 1,959 acres of the approximately 3,102 acres originally owned. As of March 31, 2007, cumulative distributions to the limited partners have totaled $37,169,906 (which exceeds the original capital) and $4,545,451 to the general partner. Through March 31, 2007, we have used $19,226,851 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of March 31, 2007, we owned, in whole or in part, eleven of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2007, we had cash and cash equivalents of $1,586,381, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of the residential portion of Parcels 6 and 7 in July 2007. However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $6,022 and $6,961 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2007 and 2006, respectively, of which $4,796 and $5,006 was unpaid as of March 31, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $4,694 and $5,380 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2007 and 2006, respectively, of which $3,101 and $4,443 was unpaid as of March 31, 2007 and December 31, 2006, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2007 and 2006, we incurred $39,948 and $46,981, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $25,258 and $39,515 was unpaid as of March 31, 2007 and December 31, 2006, respectively.

Results of Operations

As of March 31, 2007, we owned eleven parcels of land consisting of approximately 1,143 acres. Of the 1,143 acres owned, approximately 880 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $41,091 and $40,711 for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in rental income is due to the increase in negotiated lease rates.

Interest income was $19,082 and $11,862 for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in interest income is primarily a result of an increase in cash available to invest on a short term basis during the period.

Professional services to affiliates were $4,192 and $5,269 for the three months ended March 31, 2007 and 2006, respectively.  The decrease in professional services to affiliates is due primarily to a decrease in accounting fees.  Professional services to non-affiliates were $23,329 and $29,246 for the three months ended March 31, 2007 and 2006, respectively.  The decrease in professional services to non-affiliates is due to a decrease in accounting fees.

General and administrative expenses to non-affiliates were $3,548 and $13,655 for the three months ended March 31, 2007 and March 31, 2006, respectively.  The decrease in 2007 is due to a decrease in postage and printing costs related to nonrecurring costs associated with the 2006 tender offer responses.

Marketing expenses to affiliates were $4,694 and $5,380 for the three months ended March 31, 2007 and 2006, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $19,713 and $26,700 for the three months ended March 31, 2007 and March 31, 2006, respectively.  The decrease is due to nonrecurring signage expenditures in 2006.

Land operating expenses to non-affiliates were $8,127 and $8,774 for the three months ended March 31, 2007 and March 31, 2006, respectively.  Land operating expenses include primarily real estate taxes and filing fees.

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

There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	May 11, 2007

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 11, 2007

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	May 11, 2007