Form 10-K/A
period 2006-12-31
INLAND LAND APPRECIATION FUND LP
filed 2007-09-13
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐  No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

EXPLANATORY NOTE

The Registrant hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 22, 2007 (the “Original Filing”) to revise the Grant Thornton audit opinion to cover the statements of operations, partners’ capital, and cash flows for the period ended December 31, 2004, which had been inadvertently omitted. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

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