Form 10-Q
period 2007-09-30
INLAND LAND APPRECIATION FUND LP
filed 2007-11-08
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2007 and December 31, 2006
(unaudited)

Assets

	2007	2006
Current assets:
Cash and cash equivalents	$4,007,478	1,813,040
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at September 30, 2007 and December 31, 2006) (Note 5)	40,776	18,234
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at September 30, 2007 and December 31, 2006) (Note 5)	-	-
Other current assets	3,618	6,638

Total current assets	4,051,872	1,837,912

Investment properties (including acquisition fees paid to affiliates of $459,874 and $479,219 at September 30, 2007 and December 31, 2006, respectively) (Note 3):
Land and improvements	12,582,107	14,012,118

Total assets	$16,633,979	15,850,030

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2007 and December 31, 2006
(unaudited)

Liabilities and Partners' Capital

	2007	2006

Current liabilities:
Accounts payable	$65,175	79,256
Accrued real estate taxes	18,728	29,234
Due to affiliates (Note 2)	36,668	48,964
Unearned income	23,170	23,170

Total current liabilities	143,741	180,624

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,560,769	4,560,701
Cumulative cash distributions	(4,545,451)	(4,545,451)

	15,818	15,750
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2007 and December 31, 2006, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,770,923	26,950,159
Cumulative cash distributions	(37,169,906)	(37,169,906)

	16,474,420	15,653,656

Total Partners' capital	16,490,238	15,669,406

Total liabilities and Partners' capital	$16,633,979	15,850,030

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2007 and 2006
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Sale of investment property (Note 1 and 3)	$2,735,825	3,046,294	2,735,825	3,046,294
Rental income (Note 4)	30,048	41,506	104,270	123,515

Total revenues	2,765,873	3,087,800	2,840,095	3,169,809

Expenses:
Cost of investment property sold	1,921,779	702,839	1,921,779	702,839
Professional services to affiliates	6,425	12,242	30,793	29,055
Professional services to non-affiliates	6,351	5,322	32,867	44,605
General and administrative expenses to affiliates	1,458	5,407	5,930	12,615
General and administrative expenses to non- affiliates	6,572	7,741	18,916	21,910
State replacement tax expense	6,000	17,500	5,761	17,908
Marketing expenses to affiliates	4,088	4,267	13,215	21,136
Marketing expenses to non-affiliates	2,100	8,061	26,248	37,041
Land operating expenses to non-affiliates	12,547	19,433	32,343	41,494

Total expenses	1,967,320	782,812	2,087,852	928,603

Operating income	798,553	2,304,988	752,243	2,241,206

Interest income	25,470	33,981	60,049	58,217
Other income	1,700	1,100	8,540	10,815

Net income	$825,723	2,340,069	820,832	2,310,238

Net income allocated to:
General Partner	$117	199,966	68	199,668
Limited Partners	825,606	2,140,103	820,764	2,110,570

Net income	$825,723	2,340,069	820,832	2,310,238

Net income allocated to the one General Partner Unit	$117	199,966	68	199,668

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2007 and 2006)	$27.90	72.32	27.74	71.32

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$820,832	2,310,238
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment property	(814,046)	(2,343,455)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(22,542)	(18,175)
Other current assets	3,020	(961)
Accounts payable	(14,081)	29,108
Accrued real estate taxes	(10,506)	(12,835)
Due to affiliates	(12,296)	(20,737)
Unearned income	-	(13,547)

Net cash used in operating activities	(49,619)	(70,364)

Cash flows from investing activities:
Additions to investment properties	(491,768)	(462,496)
Proceeds from sale of investment properties	2,735,825	3,046,294

Net cash provided by investing activities	2,244,057	2,583,798

Cash flows from financing activities:
Cash distributions	-	(2,200,000)

Net cash used in financing activities	-	(2,200,000)

Net increase in cash and cash equivalents	2,194,438	313,434
Cash and cash equivalents at beginning of period	1,813,040	1,426,760

Cash and cash equivalents at end of period	$4,007,478	1,740,194

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2007
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2006 which are included in the Partnership's 2006 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an offering of 10,000 (subject to increase to 30,000) limited partnership units or Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the units purchased by the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2007, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $10,436 and $5,006 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $13,215 and $21,136 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2007 and 2006, respectively, of which $2,713 and $4,443 was unpaid as of September 30, 2007 and December 31, 2006.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the nine months ended September 30, 2007 and September 30, 2006, the Partnership incurred $117,011 and $156,285, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $23,519 and $39,515 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	213,616
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.013)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,409,948	1,389,406	113,459	600,430
		(71.207)	08/22/07

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	75,346	-	684,673	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	79,189	-	423,046	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	195,437	-	637,950	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,096,900	320,961	1,576,612	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	366,257	11,109	877,523	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	477,455	-	996,771	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	402,904	-	3,148,344	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	96,521	436,638	1,118,578	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	236,373	-	3,005,151	-

	Totals			$23,624,761	1,562,308	25,187,069	19,503,876	32,108,838	12,582,107	814,046

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
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

(c)

Reconciliation of investments in land and improvements owned:

	September 30,	December 31,
	2007	2006
Balance at January 1,	$14,012,118	14,151,504
Additions during period	491,768	563,453
Sales during period	(1,921,779)	(702,839)

Balance at end of period	$12,582,107	14,012,118

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended September 30, 2007, the Partnership had recorded no such impairment.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
(unaudited)

 (4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of September 30, 2007, the Partnership had farm leases of generally one year in duration, for approximately 855 acres of the approximately 1,061 acres owned.

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of September 30, 2007, the mortgage loans receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/07	12/31/06	09/30/07	09/30/07

1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

September 30, 2007
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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2007, we have recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of September 30, 2007, we have recorded an allowance for doubtful account of $1,233,175 and $423,794 on the mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2007, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of September 30, 2007, we have had multiple sales transactions, through which we have disposed of approximately 2,041 acres of the approximately 3,102 acres originally owned. As of September 30, 2007, cumulative distributions to the limited partners have totaled $37,169,906 (which exceeds the original capital) and $4,545,451 to the general partner. Through September 30, 2007, we have used $19,503,876 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of September 30, 2007, we owned, in whole or in part, ten of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2007, we had cash and cash equivalents of $4,007,478, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

The sale of the balance of the residential portion of Parcels 6 and 7 occurred on August 22, 2007.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades, and for distributions.  We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcels 6 and 7 have completed and sold two phases of improved lots zoned for an industrial park.  The remaining phase consisting of five lots is being marketed for sale.  Zoning discussions and land planning are in progress on Parcels 14, 17, 18, 19 and 22.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $36,723 and $41,670 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2007 and 2006, respectively, of which $10,436 and $5,006 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $13,215 and $21,136 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2007 and 2006, respectively, of which $2,713 and $4,443 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2007 and 2006, we incurred $117,011 and $156,285, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $23,519 and $39,515 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

Results of Operations

As of September 30, 2007, we owned ten parcels of land consisting of approximately 1,061 acres. Of the 1,061 acres owned, approximately 855 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.  Rental income was $104,270 and $123,515 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The decrease in rental income is due to the decrease in tillable acres.

Sales of investment properties of $2,735,825 and cost of land sold of $1,921,779 for the nine months ended September 30, 2007 is the result of the sale of approximately 82 acres of Parcels 6 and 7 which includes approximately 22 acres of residential land and the conveyance of approximately 60 acres of common area acreage including storm water retention land, a pond, roads and a park dedicated to the United City of Yorkville.  Sale of investment property of $3,046,294 and cost of land sold of $702,839 for the nine months ended September 30, 2006 is the result of the sale of approximately 33 acres of Parcel 6.

Interest income was $60,049 and $58,217 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in interest income is primarily a result of an increase in cash available to invest on a short term basis during the period.

Professional services to non-affiliates were $32,867 and $44,605 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in professional services to non-affiliates is due to a decrease in accounting fees.

General and administrative expenses to affiliates were $5,930 and $12,615 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The decrease in 2007 is due primarily to a decrease in data processing expenses.  General and administrative expenses to non-affiliates were $18,916 and $21,910 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The decrease in 2007 is due to a decrease in printing and postage expenses due to fewer mailings.

Marketing expenses to affiliates were $13,215 and $21,136 for the nine months ended September 30, 2007 and 2006, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $26,248 and $37,041 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The decrease is due to nonrecurring signage expenditures in 2006.

Land operating expenses to non-affiliates were $32,343 and $41,494 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The decrease in land operating expenses is due to a decrease in grounds maintenance expenses.

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

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 8, 2007

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 8, 2007

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 8, 2007