Form 10-K
period 2007-12-31
INLAND LAND APPRECIATION FUND LP
filed 2008-03-19
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company  (See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

The registrant's common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000  (subject to an increase to 30,000) limited partnership units or units at  $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at  $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2007, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program.  Under this program limited partners could under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 25 parcels of undeveloped land and are engaged in the rezoning and resale of the parcels.  All of the investments were made in the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2007, we have had multiple sales transactions, through which we have disposed of approximately 2,041 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

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

On August 22, 2007, we sold the balance of the residential portion of Parcels 6 and 7 for $2,735,825.  In addition to this sale which occurred in 2007, we anticipate additional sales of the remaining five business park lots of Parcel 7 in 2008.  However, there can be no assurance that any sales will be completed.  In December 2007, we paid distributions totaling $1,700,000, which includes $1,500,000 paid to the limited partners and $200,000 paid to the general partner.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2007.

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

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-

SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that could have been transferred/assigned during 2007.  For 2008, we have also reached the maximum threshold of partnership units that can be transferred/assigned during 2008.  Therefore, no other sales of partnership interests can take place during 2008.

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

Item 1(B). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, Kendall County, Illinois	84.7360	-	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	-	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	-	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	-	04/18/89
	(.4860		sold 02/28/91)
	(27.5850		sold 08/25/95)
	(4.4017		sold various 2001)
	(2.1400		sold various 2002)
	(23.0933		sold various 2003)
	(6.7800		sold various 2004)
	(4.7900		sold various 2005)

Parcel 5, Kendall County, Illinois	372.2230	-	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

Parcel 6, Kendall County, Illinois	78.3900	-	06/21/89
	(3.9500		sold 11/01/00)
	(30.0000		sold 07/12/05)
	(33.4270		sold 07/27/06)
	(11.0130		sold 08/22/07)

Parcel 7, Kendall County, Illinois	77.0490	5.8420	06/21/89
	(71.2070		sold 08/22/07)

Parcel 8, Kendall County, Illinois	5.0000	-	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	-	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

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

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2007, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2007.

PART II

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of February 5, 2008, there were 2,798 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2007 and 2006, we paid the following distributions:

Distributions to:	2007	2006

General partners	$200,000	200,000
Limited partners	1,500,000	2,000,000

Total	$1,700,000	2,200,000

Item 6.  Selected Financial Data

Not applicable

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2007, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2007, the partnership has an allowance for doubtful accounts of $1,233,175 on the remaining mortgage loan receivable.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of December 31, 2007, we have had multiple sales transactions, through which we have disposed of approximately 2,041 acres of the approximately 3,102 acres originally owned. As of December 31, 2007, cumulative distributions to the limited partners have totaled $38,669,906 (which exceeds the original capital) and $4,745,451 to the general partner. Through December 31, 2007, we have used $19,859,954 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of December 31, 2007, we own, in whole or in part, ten of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2007, we had cash and cash equivalents of $2,063,654, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We anticipate additional sales of the of the remaining approximately five business park lots of Parcel 7 during 2008.  However, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $48,369 and $53,304 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $15,240 and $5,006 was unpaid as of December 31, 2007 and 2006, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $17,446 and $24,079 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $2,596 and $4,443 was unpaid as of December 31, 2007 and 2006.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2007 and 2006, we incurred $160,127 and $170,645, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land, of which $27,504 and $39,515 was unpaid as of December 31, 2007 and 2006, respectively.

Results of Operations

As of December 31, 2007, we owned ten parcels of land consisting of approximately 1,061 acres. Of the 1,061 acres owned, approximately 855 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $159,772 and $171,448 for the years ended December 31, 2007 and 2006, respectively.  The decrease in rental income for 2007 is due to a decrease in tillable acres.

Sales of investment properties of $2,735,825 and cost of land sold of $1,921,779 for the year ended December 31, 2007 is the result of the sale of approximately 82 acres of Parcels 6 and 7 which includes approximately 22 acres of residential land and the conveyance of approximately 60 acres of common area acreage including storm water retention land, a pond, roads and a park dedicated to the United City of Yorkville.  Sale of investment property of $3,046,294 and cost of land sold of $702,839 for the year ended December 31, 2006 is the result of the sale of approximately 33 acres of Parcel 6.

Professional services to affiliates were $41,923 and $38,133 for the years ended December 31, 2007 and 2006, respectively.  The increase in professional services to affiliates is due primarily to an increase in fees for accounting and legal services.

Professional services to non-affiliates were $49,696 and $52,828 for the years ended December 31, 2007 and 2006, respectively.  Professional services to non-affiliates decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006, due to a decrease in fees for accounting services, offset by an increase in legal services due to the tender offer.

General and administrative expenses to affiliates were $6,446 and $15,171 for the years ended December 31, 2007 and 2006, respectively.  The decrease in 2007 is due to a decrease in data processing costs and investor service expense.

State replacement tax expenses were $6,461 and $18,408 for the years ended December 31, 2007 and 2006, respectively.  State replacement tax expenses include Illinois replacement taxes paid and accrued at the partnership level.  State replacement tax expenses fluctuate in accordance with land sales.

Marketing expenses to affiliates were $17,446 and $24,079 for the years ended December 31, 2007 and 2006, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to take advantage of established marketing plans from prior years.

Land operating expenses to non-affiliates were $35,405 and $67,881 for the years ended December 31, 2007 and 2006, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.  The decrease is due primarily to a decrease in grounds maintenance expenses and real estate taxes due to the sale of Parcels 6 and 7.

Interest income was $99,816 and $78,282 for the years ended December 31, 2007 and 2006, respectively. The increase in interest income is primarily a result of an increase in cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $14,150 and $21,480 for the years ended December 31, 2007 and 2006.  Other income was greater in 2006 due primarily to reimbursement of tender offer fees.

For the year ended December 31, 2006, the Partnership received payment of $70,804 on mortgage loan receivables previously reserved and recorded the payments as recovery of loan losses and bad debt expense.

We determined that the maximum value of Parcels 1, 15, 21 and 23 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transactions were deemed installment sales. After the sales, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project.  The sales were structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

Our general partner guaranteed the third party development loans owed by the LLC.  In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC.  The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the debt under its guarantee of the LLC loans.  The affiliate of the general partner will complete the development and sale of the projects. Based on our continuing review of development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that could have been transferred/assigned during 2007.  For 2008, we have also reached the maximum threshold of partnership units that can be transferred/assigned during 2008.  Therefore, no other sales of partnership interests can take place during 2008.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Item 8.  Financial Statements and Supplementary Data

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 19, 2008

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2007 and 2006

Assets

	2007	2006
Current assets:
Cash and cash equivalents (Note 1)	$2,063,654	1,813,040
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at December 31, 2007 and 2006) (Note 6)	15,182	18,234
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at December 31, 2007 and 2006) (Note 6)	-	-
Other current assets	-	6,638

Total current assets	2,078,836	1,837,912

Investment properties, at cost (including acquisition fees paid to affiliates of $459,874 and $479,219 at December 31, 2007 and 2006, respectively) (Notes 3 and 4):
Land and improvements	12,938,185	14,012,118

Total assets	$15,017,021	15,850,030

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2007 and 2006

Liabilities and Partners' Capital

	2007	2006

Current liabilities:
Accounts payable	$94,814	79,256
Accrued real estate taxes	17,055	29,234
Due to affiliates (Notes 3)	45,340	48,964
Unearned income	27,062	23,170

Total current liabilities	184,271	180,624

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,761,194	4,560,701
Cumulative cash distributions	(4,745,451)	(4,545,451)

	16,243	15,750
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at December 31, 2007 and 2006, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,613,010	26,950,159
Cumulative cash distributions	(38,669,906)	(37,169,906)

	14,816,507	15,653,656

Total Partners' capital	14,832,750	15,669,406

Total liabilities and Partners' capital	$15,017,021	15,850,030

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006

Income:
Sale of investment property (Note 4)	$2,735,825	3,046,294
Rental income (Note 5)	159,772	171,448
Other operating income	3,600	-

	2,899,197	3,217,742

Expenses:
Cost of investment property sold	1,921,779	702,839
Professional services to affiliates	41,923	38,133
Professional services to non-affiliates	49,696	52,828
General and administrative expenses to affiliates	6,446	15,171
General and administrative expenses to non-affiliates	26,599	27,586
State replacement tax expenses	6,461	18,408
Marketing expenses to affiliates	17,446	24,079
Marketing expenses to non-affiliates	33,878	33,329
Land operating expenses to non-affiliates	35,405	67,881
Bad debt recovery	-	(70,804)

Total expenses	2,139,633	909,450

Operating income	759,564	2,308,292

Interest income	99,816	78,282
Other income	14,150	21,480
Other expense	(10,186)	(10,370)

Net income	$863,344	2,397,684

Net income allocated to (Note 2):
General Partner	$200,493	200,542
Limited Partners	662,851	2,197,142

Net income	$863,344	2,397,684

Net income allocated to the one General Partner Unit	$200,493	200,542

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2007 and 2006)	$22.40	74.25

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2007 and 2006

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2006	15,208	15,456,514	15,471,722

Net income (Note 2)	200,542	2,197,142	2,397,684
Distributions to Partners ($67.58 per weighted average Limited Partnership Units of 29,593) (Note 2)	(200,000)	(2,000,000)	(2,200,000)

Balance at December 31, 2006	$15,750	15,653,656	15,669,406

Net income (Note 2)	200,493	662,851	863,344
Distributions to Partners ($50.69 per weighted average Limited Partnership Units of 29,593) (Note 2)	(200,000)	(1,500,000)	(1,700,000)

Balance at December 31, 2007	$16,243	14,816,507	14,832,750

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income	$863,344	2,397,684
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments in land and improvements	(814,046)	(2,343,455)
Bad debt recovery	-	(70,804)
Changes in assets and liabilities:
Accounts and accrued interest receivable	3,052	(9,010)
Other assets	6,638	8,057
Accounts payable	15,558	52,073
Accrued real estate taxes	(12,179)	(5,387)
Due to affiliates	(3,624)	3,477
Unearned income	3,892	-

Net cash flow provided by operating activities	62,635	32,635

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	-	70,804
Additions to investments in land and improvements	(847,846)	(563,453)
Proceeds from disposition of investments in land and improvements	2,735,825	3,046,294

Net cash flow provided by investing activities	1,887,979	2,553,645

Cash flows from financing activities:
Cash distributions	(1,700,000)	(2,200,000)

Net cash flow used in financing activities	(1,700,000)	(2,200,000)

Net increase in cash and cash equivalents	$250,614	386,280
Cash and cash equivalents at beginning of year	1,813,040	1,426,760

Cash and cash equivalents at end of year	$2,063,654	1,813,040

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2007 and 2006

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2007, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program. Under this program Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership's escrow agent holds earnest money deposits for the purchase of parcels.  Generally, these funds are not the Partnership's until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

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

	2007		2006
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,017,021	18,785,135	15,850,030	19,618,146

Partners' capital:
General Partner	16,243	10,625	15,750	(700)
Limited Partners	14,816,507	18,542,340	15,653,656	19,390,321

Net income allocated:
General Partner	200,493	200,486	200,542	203,838
Limited Partners	662,851	572,574	2,197,142	2,149,406

Net income per Limited Partnership Unit	22.40	19.35	74.25	72.63

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2007 and 2006.

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

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership determined that the adoption of Interpretation 48 did not have a material effect on our financial statements.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $48,369 and $53,304 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $15,240 and $5,006 was unpaid as of December 31, 2007 and 2006, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $17,446 and $24,079 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $2,596 and $4,443 was unpaid as of December 31, 2007 and 2006.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2007 and 2006, the Partnership incurred $160,127 and $170,645, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $27,504 and $39,515 were unpaid as of December 31, 2007 and 2006, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	213,616
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.013)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,422,830	1,389,406	126,341	600,430
		(71.207)	08/22/07

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	81,115	-	690,442	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	85,159	-	429,016	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	198,757	-	641,270	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,171,115	320,961	1,650,827	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	440,288	11,109	951,554	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	540,632	-	1,059,948	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	475,528	-	3,220,968	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	97,534	436,638	1,119,591	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	279,450	-	3,048,228	-

	Totals			$23,624,761	1,562,308	25,187,069	19,859,954	32,108,838	12,938,185	814,046

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

(c)

Reconciliation of investments in land and improvements owned:

	2007	2006
Balance at January 1,	$14,012,118	14,151,504
Additions during year	847,846	563,453
Sales during year	(1,921,779)	(702,839)

Balance at December 31,	$12,938,185	14,012,118

(d)

The aggregate cost of investments in land and improvements owned at December 31, 2007 for Federal income tax purposes was approximately $12,900,000 (unaudited).

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2007, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of December 31, 2007 the Partnership had farm leases of generally one year in duration, for approximately 855 acres of the approximately 1,061 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of December 31, 2007, the mortgage loans receivable and the related deferred gain are fully reserved.

For the year ended December 31, 2006, the Partnership received payment of $70,804 on mortgage loan receivables previously reserved and recorded the payments as recovery of loan losses and bad debt expense.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/07	12/31/06	12/31/07	12/31/07
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2007.

Item 9(A).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B).  Other Information

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

During 2004, the board of directors of our general partner formalized our audit committee.  The Audit Committee is not independent from our general partner and consists of Catherine L. Lynch, committee chair and audit committee financial expert, Brenda G. Gujral, Roberta S. Matlin and Cathleen M. Hrtanek.  The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a code of ethics that applies to all of its employees.  We will provide the code of ethics free of charge upon request to our customer relations group.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2008.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Donna Urbain	Principal Financial Officer
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 64) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 64) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 64) has been with Inland since 1968 and is one of the founding stockholders.  He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

CATHERINE L. LYNCH (age 49) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 63) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president and director of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 43) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-

million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 45) joined Inland in 2002 and is the Principal Financial Officer with respect to the public partnerships.  Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings.  Prior to joining Inland, Ms Urbain worked in the field of public accounting for KPMG LLP.  Ms. Urbain is a Certified Public Accountant.  She received her B.B.A. in Accounting from the University of Notre Dame.

CATHLEEN M. HRTANEK (age 31) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc.  She is also a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their Assistant Counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  Additionally, she is a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Item 11.  Executive Compensation

We do not have any employees, and none of our executive officers receives any compensation from us.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2007, such costs included in general and administrative services to affiliates and professional services to affiliates were $48,369, of which $15,240 was unpaid as of December 31, 2007.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs.  For the year ended December 31, 2007, we incurred $17,446 of such costs, of which $2,596 was unpaid as of December 31, 2007.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the year ended December 31, 2007, we incurred $160,127 of such costs which are included in investments in land and improvements, of which $27,504 was unpaid.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not maintain any equity compensation plans.

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

All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 11.

(c)

There exists no arrangement, known to us, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions

We do not currently have written, formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of the SEC Regulation S-K.  Our policies, however, contain provisions setting forth an ability to engage in certain transactions.  Our audit committee reviews all of these transactions as well as any related party transactions.

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above.  Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

Item 14.  Principal Accounting Fees and Services

Fees.  Aggregate fees for professional services rendered by Grant Thornton were as follows:

	Years ended December 31,
	2007	2006

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$38,149	31,000
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	8,400	6,810

Total fees	$46,549	37,810

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton.  The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2007 and 2006, respectively were consistent with maintaining Grant Thornton's independence.

In addition, the audit committee must pre-approve all services provided by the company's independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The financial statements listed in the index at page 14 of this annual report are filed as part of this annual report.

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

No annual report or proxy material for the year 2007 has been sent to our limited partners.   An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 19, 2008

Pursuant to the  requirements  of  the  Securities  Exchange  Act of 1934, this report has  been  signed  below  by  the  following  persons  on  behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 19, 2008

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 19, 2008

/s/	Donna Urbain

By:	Donna Urbain
Principal Financial Officer
Date:	March 19, 2008

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 19, 2008

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 19, 2008