Form 10-Q
period 2008-03-31
INLAND LAND APPRECIATION FUND LP
filed 2008-05-13
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

March  31, 2008 and December 31, 2007

(unaudited)

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$2,222,570	2,063,654
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at March 31, 2008 and December 31, 2007) (Note 5)	11,121	15,182
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at March 31, 2008 and December 31, 2007) (Note 5)	-	-
Other current assets	25,036	-

Total current assets	2,258,727	2,078,836

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 and $459,874 at March 31, 2008 and December 31, 2007, respectively) (Note 3):
Land and improvements	13,078,699	12,938,185

Total assets	$15,337,426	15,017,021

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2008 and December 31, 2007

(unaudited)

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$119,015	94,814
Accrued real estate taxes	21,388	17,055
Due to affiliates (Note 2)	25,129	45,340
Unearned income	30,449	27,062

Total current liabilities	195,981	184,271

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,934	4,761,194
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,983	16,243
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at March 31, 2008 and December 31, 2007, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,921,965	27,613,010
Cumulative cash distributions	(38,669,906)	(38,669,906)

	15,125,462	14,816,507

Total Partners' capital	15,141,445	14,832,750

Total liabilities and Partners' capital	$15,337,426	15,017,021

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2008 and 2007

(unaudited)

	2008	2007

Income:
Sale of investment properties (Notes 1 and 3)	$476,891	-
Rental income (Note 4)	29,374	41,091

	506,265	41,091

Expenses:
Cost of investment properties sold	142,238	-
Professional services to affiliates	12,854	4,192
Professional services to non-affiliates	29,898	23,329
General and administrative expenses to affiliates	1,926	1,830
General and administrative expenses to non-affiliates	2,676	1,758
Marketing expenses to affiliates	4,797	4,694
Marketing expenses to non-affiliates	13,043	19,713
Land operating expenses to non-affiliates	9,916	8,127

Total expenses	217,348	63,643

Operating income (loss)	288,917	(22,552)

Interest income	14,503	19,082
Other income	5,275	7,550
Other expense	-	(1,790)

Net income	$308,695	2,290

Net income (loss) allocated to:
General Partner	$(260)	23
Limited Partners	308,955	2,267

Net income	$308,695	2,290

Net income (loss) allocated to the one General Partner Unit	$(260)	23

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three months ended March 31, 2008 and 2007)	$10.44	.08

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$308,695	2,290
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(334,653)	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	4,061	(13,452)
Other current assets	(25,036)	6,638
Accounts payable	24,201	7,935
Accrued real estate taxes	4,333	7,569
Due to affiliates	(20,211)	(15,809)
Unearned income	3,387	(7,087)

Net cash flow used in operating activities	(35,223)	(11,916)

Cash flows from investing activities:
Additions to investment properties	(282,752)	(214,743)
Proceeds from sale of investment properties	476,891	-

Net cash flow provided by (used in) investing activities	194,139	(214,743)

Net increase (decrease) in cash and cash equivalents	$158,916	(226,659)
Cash and cash equivalents at beginning of year	2,063,654	1,813,040

Cash and cash equivalents at end of year	$2,222,570	1,586,381

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2008

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2007 which are included in the Partnership's 2007 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2008, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain reclassifications were made to the 2007 financial statements to conform with the 2008 presentation.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157: Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 in 2008 did not have an impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different basis.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 in 2008 did not have an impact on our financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $14,780 and $6,022 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates, of which $15,929 and $15,240 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,797 and $4,694 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2008 and 2007, respectively, of which $1,000 and $2,596 was unpaid as of March 31, 2008 and December 31, 2007.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the three months ended March 31, 2008 and 2007, the Partnership incurred $39,610 and $39,948, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $8,200 and $27,504 were unpaid as of March 31, 2007 and December 31, 2007, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.79)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.013)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	334,653
		(71.207)	08/22/07
		(5,842)	03/20/08

8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	89,154	-	698,481	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	89,341	-	433,198	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.562)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	201,289	-	643,802	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,185,192	320,961	1,664,904	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	452,646	11,109	963,912	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	716,565	-	1,235,881	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.869)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	509,033	-	3,254,473	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	98,391	436,638	1,120,448	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.82)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	294,822	-	3,063,600	-

	Totals			$23,624,761	1,562,308	25,187,069	20,142,706	32,251,076	13,078,699	334,653

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

(c)

Reconciliation of investments in land and improvements owned:

	2008	2007
Balance at January 1,	$12,938,185	14,012,118
Additions during period	282,752	847,846
Sales during period	(142,238)	(1,921,779)

Balance at end of period	$13,078,699	12,938,185

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended March 31, 2008, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of March 31, 2008, the Partnership had farm leases of generally one year in duration, for approximately 646 acres of the approximately 1,055 acres owned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of March 31, 2008, the mortgage loans receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/08	12/31/07	03/31/08	03/31/08
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The General Partner guaranteed the third party development loan owed by the LLC.  In reviewing the development’s financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC.  The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans.  The affiliate of the General Partner will complete the development and the sale of the projects.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  As of March 31, 2008, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2008, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate".

Assets Held for Sale - In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of March 31, 2008, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of March 31, 2008, we have had multiple sales transactions, through which we have disposed of approximately 2,047 acres of the approximately 3,102 acres originally owned. As of March 31, 2008, cumulative distributions to the limited partners have totaled $38,669,906 (which exceeds the original capital) and $4,745,451 to the general partner. Through March 31, 2008, we have used $20,142,706 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of March 31, 2008, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2008, we had cash and cash equivalents of $2,222,570, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $14,780 and $6,022 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates, of which $15,929 and $15,240 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $4,797 and $4,694 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2008 and 2007, respectively, of which $1,000 and $2,596 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2008 and 2007, we incurred $39,610 and $39,948, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $8,200 and $27,504 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

Results of Operations

As of March 31, 2008, we owned nine parcels of land consisting of approximately 1,055 acres. Of the 1,055 acres owned, approximately 646 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $29,374 and $41,091 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in rental income for 2008 is due to a decrease in tillable acres.

Sale of investment property of $476,891 and cost of land sold of $142,238 for the three months ended March 31, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.

Professional services to affiliates were $12,854 and $4,192 for the three months ended March 31, 2008 and 2007, respectively.  The increase in professional services to affiliates is due primarily to an increase in fees for accounting and legal services.  Professional services to non-affiliates were $29,898 and $23,329 for the three months ended March

31, 2008 and 2007, respectively.  The increase in professional services to non-affiliates is due primarily to an increase in fees for accounting services.

Marketing expenses to non-affiliates were $13,043 and $19,713 for the three months ended March 31, 2008 and 2007, respectively.  Marketing expenses decreased as we continue to benefit from established marketing plan expenditures made in prior years.

Land operating expenses to non-affiliates were $9,916 and $8,127 for the three months ended March 31, 2008 and 2007, respectively. These costs primarily include real estate tax expense and insurance expense on the parcels we own.  The increase is due primarily to an increase in insurance expenses.

Interest income was $14,503 and $19,082 for the three months ended March 31, 2008 and 2007, respectively.  Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received.  The decrease for 2008 is due to lower interest rates.

Other income was $5,275 and $7,550 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in 2008 is due to less transfer fees being collected.

Other expense was $0 and $1,790 for the three months ended March 31, 2008 and 2007, respectively.  Other expense in 2007 was for mini-tender offer costs.  There were no mini-tender offer costs for the three months ended March 31, 2008.

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

Our general partner guaranteed the third party development loan owed by the LLC.  In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC.  The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the debt under its guarantee of the LLC loans.  The affiliate of the general partner will complete the development and sale of the projects. Based on our continuing review of development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2008.  Therefore, no other sales of partnership interests can take place during 2008.

The Illinois Department of Revenue is currently in the process of finalizing regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements would be effective for the taxable years ending on or after December 31, 2008.

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

Based on management's evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits

Exhibits.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	May 13, 2008

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 13, 2008

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	May 13, 2008