Form 10-Q
period 2008-06-30
INLAND LAND APPRECIATION FUND LP
filed 2008-07-25
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2008 and December 31, 2007

(unaudited)

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$2,166,441	2,063,654
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at June 30, 2008 and December 31, 2007) (Note 5)	14,029	15,182
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at June 30, 2008 and December 31, 2007) (Note 5)	-	-

Total current assets	2,180,470	2,078,836

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 and $459,874 at June 30, 2008 and December 31, 2007, respectively) (Note 3):
Land and improvements	13,044,000	12,938,185

Total assets	$15,224,470	15,017,021

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2008 and December 31, 2007

(unaudited)

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$15,236	94,814
Accrued real estate taxes	22,006	17,055
Due to affiliates (Note 2)	40,200	45,340
Unearned income	31,119	27,062

Total current liabilities	108,561	184,271

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,679	4,761,194
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,728	16,243
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at June 30, 2008 and December 31, 2007, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,896,684	27,613,010
Cumulative cash distributions	(38,669,906)	(38,669,906)

	15,100,181	14,816,507

Total Partners' capital	15,115,909	14,832,750

Total liabilities and Partners' capital	$15,224,470	15,017,021

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2008 and 2007

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	-	476,891	-
Rental income (Note 4)	36,219	29,531	65,593	70,622
Other operating income	-	3,600	-	3,600

Total revenues	36,219	33,131	542,484	74,222

Expenses:
Cost of investment property sold	-	-	142,238	-
Professional services to affiliates	17,740	20,176	30,594	24,368
Professional services to non-affiliates	7,130	3,187	37,028	26,516
General and administrative expenses to affiliates	5,087	2,642	7,013	4,472
General and administrative expenses to non- affiliates	14,451	10,347	17,127	12,105
Marketing expenses to affiliates	13,870	4,433	18,667	9,127
Marketing expenses to non-affiliates	1,767	4,435	14,810	24,148
Land operating expenses to non-affiliates	14,652	11,669	24,568	19,796

Total expenses	74,697	56,889	292,045	120,532

Operating income (loss)	(38,478)	(23,758)	250,439	(46,310)

Interest income	11,092	15,497	25,595	34,579
Other income	1,850	1,400	7,125	8,950
Other expense	-	(320)	-	(2,110)

Net income (loss)	$(25,536)	(7,181)	283,159	(4,891)

Net income (loss) allocated to:
General Partner	$(255)	(72)	(515)	(49)
Limited Partners	(25,281)	(7,109)	283,674	(4,842)

Net income (loss)	$(25,536)	(7,181)	283,159	(4,891)

Net loss allocated to the one General Partner Unit	$(255)	(72)	(515)	(49)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2008 and 2007)	$(.85)	(.24)	9.59	(.16)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$283,159	(4,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment properties	(334,653)	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	1,153	(178)
Other current assets	-	946
Accounts payable	(79,578)	(61,025)
Accrued real estate taxes	4,951	7,506
Due to affiliates	(5,140)	(23,712)
Unearned income	4,057	312

Net cash used in operating activities	(126,051)	(81,042)

Cash flows from investing activities:
Additions to investments in land and improvements	(248,053)	(327,470)
Proceeds from sale of investment properties	476,891	-

Net cash provided by (used in) investing activities	228,838	(327,470)

Net increase (decrease) in cash and cash equivalents	102,787	(408,512)
Cash and cash equivalents at beginning of period	2,063,654	1,813,040

Cash and cash equivalents at end of period	$2,166,441	1,404,528

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2008

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2007 which are included in the Partnership's 2007 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2008, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

June 30, 2008

(unaudited)

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

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $37,607 and $28,840 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $26,100 and $15,240 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $18,667 and $9,127 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $4,531 and $2,596 was unpaid as of June 30, 2008 and December 31, 2007.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the six months ended June 30, 2008 and 2007, the Partnership incurred $76,409 and $80,568, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $9,569 and $27,504 were unpaid as of June 30, 2008 and December 31, 2007, respectively.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

(3)  Investments in Land and Improvements

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	334,653
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

(3)  Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	94,556	-	703,883	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,742	-	438,599	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	205,822	-	648,335	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,196,151	320,961	1,675,863	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

(3)  Investments in Land and Improvements (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	462,300	11,109	973,566	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,186	-	1,157,502	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	517,883	-	3,263,323	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	99,154	436,638	1,121,211	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	292,940	-	3,061,718	-

	Totals			$23,624,761	1,562,308	25,187,069	20,108,007	32,251,076	13,044,000	334,653

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

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

(c)

Reconciliation of investments in land and improvements owned:

	June 30,	December 31,
	2008	2007
Balance at January 1,	$12,938,185	14,012,118
Additions during period	248,053	847,846
Sales during period	(142,238)	(1,921,779)

Balance at end of period	$13,044,000	12,938,185

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended June 30, 2008, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of June 30, 2008, the Partnership had farm leases of generally one year in duration, for approximately 855 acres of the approximately 1,055 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of June 30, 2008, the mortgage loans receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/08	12/31/07	06/30/08	06/30/08
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  As of June 30, 2008, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of June 30, 2008, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2008, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of June 30, 2008, we have had multiple sales transactions, through which we have disposed of approximately 2,047 acres of the approximately 3,102 acres originally owned. As of June 30, 2008, cumulative distributions to the limited partners have totaled $38,669,906 (which exceeds the original capital) and $4,745,451 to the general partner. Through June 30, 2008, we have used $20,108,007 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of June 30, 2008, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2008, we had cash and cash equivalents of $2,166,441, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $37,607 and $28,840 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $26,100 and $15,240 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $18,667 and $9,127 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $4,531 and $2,596 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2008 and 2007, we incurred $76,409 and $80,568, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investments in land and improvements, of which $9,569 and $27,504 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

Results of Operations

As of June 30, 2008, we owned nine parcels of land consisting of approximately 1,055 acres. Of the 1,055 acres owned, approximately 855 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $65,593 and $70,622 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in rental income for 2008 is due to the financial terms of one of the leases.

Sale of investment property of $476,891 and cost of land sold of $142,238 for the six months ended June 30, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.

Professional services to affiliates were $30,594 and $24,368 for the six months ended June 30, 2008 and 2007, respectively.  The increase in professional services to affiliates is due primarily to an increase in fees for accounting services.  Professional services to non-affiliates were $37,028 and $26,516 for the six months ended June 30, 2008 and

2007, respectively.  The increase in professional services to non-affiliates is due primarily to an increase in fees for accounting services.

General and administrative expenses to affiliates and non-affiliates were $24,140 and $16,577 for the six months ended June 30, 2008 and 2007, respectively.  The increase in general and administrative expenses is due primarily to an increase in investor services, postage and printing expenses.

Marketing expenses to affiliates and non-affiliates were $33,477 and $33,275 for the six months ended June 30, 2008 and 2007, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.

Land operating expenses to non-affiliates were $24,568 and $19,796 for the six months ended June 30, 2008 and 2007, respectively. These costs primarily include real estate tax expense and insurance expense on the parcels we own.  The increase is due primarily to an increase in insurance and real estate tax expenses.

Interest income was $25,595 and $34,579 for the six months ended June 30, 2008 and 2007, respectively.  Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received.  The decrease for 2008 is due primarily to lower interest rates.

Other income was $7,125 and $8,950 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in 2008 is due to less transfer fee income as a result of a reduced number of completed transfers.

Other expense was $0 and $2,110 for the six months ended June 30, 2008 and 2007, respectively.  Other expense in 2007 was for costs related to a third party mini-tender offer.  There were no third party mini-tender offer costs for the six months ended June 30, 2008.

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

The Illinois Department of Revenue is currently in the process of finalizing regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements would be effective for the taxable years ending on or after December 31, 2008. Management does not expect the adoption of this regulation to have a material impact on the financial statements for 2008.

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

Based on management's evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	July 25, 2008

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	July 25, 2008

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	July 25, 2008