Form 10-Q
period 2008-09-30
INLAND LAND APPRECIATION FUND LP
filed 2008-11-06
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2008 and December 31, 2007

(unaudited)

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$2,112,033	2,063,654
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at September 30, 2008 and December 31, 2007) (Note 5)	25,392	15,182
Mortgage loans receivable (net of allowance for doubtful accounts of $1,233,175 at September 30, 2008 and December 31, 2007) (Note 5)	-	-

Total current assets	2,137,425	2,078,836

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 and $459,874 at September 30, 2008 and December 31, 2007, respectively) (Note 3):
Land and improvements	13,190,305	12,938,185

Total assets	$15,327,730	15,017,021

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2008 and December 31, 2007

(unaudited)

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$115,494	94,814
Accrued real estate taxes	12,219	17,055
Due to affiliates (Note 2)	57,368	45,340
Unearned income	17,365	27,062

Total current liabilities	202,446	184,271

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,773	4,761,194
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,822	16,243
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 outstanding at September 30, 2008 and December 31, 2007, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,905,965	27,613,010
Cumulative cash distributions	(38,669,906)	(38,669,906)

	15,109,462	14,816,507

Total Partners' capital	15,125,284	14,832,750

Total liabilities and Partners' capital	$15,327,730	15,017,021

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2008 and 2007

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	2,735,825	476,891	2,735,825
Rental income (Note 4)	39,906	30,048	105,499	104,270

Total revenues	39,906	2,765,873	582,390	2,840,095

Expenses:
Cost of investment property sold	-	1,921,779	142,238	1,921,779
Professional services to affiliates	12,928	6,425	43,522	30,793
Professional services to non-affiliates	7,332	6,351	44,360	32,867
General and administrative expenses to affiliates	23	1,458	7,036	5,930
General and administrative expenses to non- affiliates	6,451	12,572	23,578	24,677
Marketing expenses to affiliates	6,475	4,088	25,142	13,215
Marketing expenses to non-affiliates	65	2,100	14,875	26,248
Land operating expenses to non-affiliates	10,223	12,547	34,791	32,343

Total expenses	43,497	1,967,320	335,542	2,087,852

Operating income (loss)	(3,591)	798,553	246,848	752,243

Interest income	11,866	25,470	37,461	60,049
Other income	1,100	1,700	8,225	8,540

Net income	$9,375	825,723	292,534	820,832

Net income (loss) allocated to:
General Partner	$94	117	(421)	68
Limited Partners	9,281	825,606	292,955	820,764

Net income	$9,375	825,723	292,534	820,832

Net income (loss) allocated to the one General Partner Unit	$94	117	(421)	68

Net income per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2008 and 2007)	$.31	27.90	9.90	27.74

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$292,534	820,832
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(334,653)	(814,046)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(10,210)	(22,542)
Other current assets	-	3,020
Accounts payable	20,680	(14,081)
Accrued real estate taxes	(4,836)	(10,506)
Due to affiliates	12,028	(12,296)
Unearned income	(9,697)	-

Net cash used in operating activities	(34,154)	(49,619)

Cash flows from investing activities:
Additions to investment properties	(394,358)	(491,768)
Proceeds from sale of investment properties	476,891	2,735,825

Net cash provided by investing activities	82,533	2,244,057

Net increase in cash and cash equivalents	48,379	2,194,438
Cash and cash equivalents at beginning of period	2,063,654	1,813,040

Cash and cash equivalents at end of period	$2,112,033	4,007,478

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2008

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2007 which are included in the Partnership's 2007 annual report, as certain footnote disclosures which would duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2008, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership recognizes income from the sale of land parcels in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate".

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

September 30, 2008

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

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Partnership does not expect SFAS No. 162 to have a material impact on the financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $50,558 and $36,723 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $35,350 and $15,240 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $25,142 and $13,215 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $11,075 and $2,596 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the nine months ended September 30, 2008 and 2007, the Partnership incurred $77,783 and $117,011, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $10,943 and $27,504 were unpaid as of September 30, 2008 and December 31, 2007, respectively.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(3)  Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	334,653
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	94,859	-	704,186	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,659	-	438,516	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,519	-	649,032	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,243,339	320,961	1,723,051	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	507,547	11,109	1,018,813	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	637,361	-	1,156,677	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	563,085	-	3,308,525	-

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	99,630	436,638	1,121,687	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,254,312	32,251,076	13,190,305	334,653

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(3) Investment properties (continued)

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

(c)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2008	2007
Balance at January 1,	$12,938,185	14,012,118
Additions during period	394,358	847,846
Sales during period	(142,238)	(1,921,779)

Balance at end of period	$13,190,305	12,938,185

(d)

On a quarterly basis, in accordance with SFAS No. 144, the Partnership conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended September 30, 2008, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of September 30, 2008, the Partnership had farm leases of generally one year in duration, for approximately 855 acres of the approximately 1,055 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of September 30, 2008, the mortgage loans receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/08	12/31/07	09/30/08	09/30/08
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(6) Subsequent Event

In fulfillment of one of the requirements stipulated in the Settlement and Annexation Agreement with the Village of Bull Valley, approximately 51 acres of Parcel 22 was conveyed to the Village of Bull Valley during October 2008.

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

Valuation of Investment Properties - On a quarterly basis, in accordance with SFAS No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  As of September 30, 2008, we had recorded no such impairment.

Cost Allocation – Generally, we use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of September 30, 2008, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with SFAS No. 66, "Accounting for Sales of Real Estate".

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2008, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of September 30, 2008, we have had multiple sales transactions, through which we have disposed of approximately 2,047 acres of the approximately 3,102 acres originally owned. As of September 30, 2008, cumulative distributions to the limited partners have totaled $38,669,906 (which exceeds the original capital) and

$4,745,451 to the general partner. Through September 30, 2008, we have used $20,254,312 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investments in land.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of September 30, 2008, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2008, we had cash and cash equivalents of $2,112,033, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Zoning discussions and land planning are in progress on Parcels 17, 18, 19 and 22.

We are closely monitoring the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the soft real estate market, coupled with the turbulent financial markets, continue to hinder sales activity, especially sales of vacant land.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $50,558 and $36,723 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $35,350 and $15,240 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $25,142 and $13,215 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $11,075 and $2,596 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2008 and 2007, we incurred $77,783 and $117,011, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $10,943 and $27,504 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

Results of Operations

As of September 30, 2008, we owned nine parcels of land consisting of approximately 1,055 acres. Of the 1,055 acres owned, approximately 855 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $105,499 and $104,270 for the nine months ended September 30, 2008 and 2007, respectively.

Sale of investment properties of $476,891 and cost of investment property sold of $142,238 for the nine months ended September 30, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.  Sale of investment properties of $2,735,825 and cost of investment property sold of $1,921,779 for the nine months ended September 30, 2007 is the result of the sale of approximately 82 acres of Parcels 6 and 7 which includes approximately 22 acres of the final residential phase of the development with the remaining 60 acres consisting of land designated for the development of roads, required storm water management, ponds, open space and a park which have been conveyed to the appropriate governing entities.

We are in the process of land planning three contiguous parcels 17, 18, and 22.  Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock. Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that Village’s restrictions. For land planning purposes, it was the intent of the Partnership to have most if not all three parcels annexed to the City of Woodstock. The Partnership has entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moves the boundary line favorably for the Partnership allowing us to proceed with the land planning for these parcels with the City of Woodstock. The settlement with Bull Valley has the prospect of permitting the Partnership to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, the Partnership is in the process of conveying approximately 51 acres of Parcel 22 to the Village of Bull Valley. Also as part of the settlement, the Partnership received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley.

Professional services to affiliates were $43,522 and $30,793 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in professional services to affiliates is due primarily to an increase in fees for accounting services and investor services.  Professional services to non-affiliates were $44,360 and $32,867 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in professional services to non-affiliates is due primarily to an increase in fees for accounting services.

General and administrative expenses to affiliates and non-affiliates were $30,614 and $30,607 for the nine months ended September 30, 2008 and 2007, respectively.  General and administrative expenses primarily include data processing costs, postage, and printing expenses.

Marketing expenses to affiliates and non-affiliates were $40,017 and $39,463 for the nine months ended September 30, 2008 and 2007, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.

Land operating expenses to non-affiliates were $34,791 and $32,343 for the nine months ended September 30, 2008 and 2007, respectively. These costs primarily include real estate tax expense and insurance expense on the parcels we own.  The increase is due primarily to an increase in insurance and real estate tax expenses.

Interest income was $37,461 and $60,049 for the nine months ended September 30, 2008 and 2007, respectively.  Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received.  The decrease for 2008 is due primarily to lower interest rates.

Other income was $8,225 and $8,540 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in 2008 is due to less transfer fee income as a result of a reduced number of completed transfers.

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

Subsequent Event

In fulfillment of the requirements stipulated in the Settlement and Annexation Agreement with the Village of Bull Valley, approximately 51 acres of Parcel 22 was conveyed to the Village of Bull Valley during October 2008.

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  Therefore, we may not authorize any additional sales of partnership units directly between parties during 2008.  We have established a relationship, however, with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue is currently in the process of finalizing regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements would be effective for the taxable years ending on or after December 31, 2008. Payment of the required withholding amounts will be made to the Illinois Department of Revenue during the first quarter of 2009.

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

Based on management's evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1(A). Risk Factors

Partnership-Related Risks

Transfer Limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  Therefore, we may not authorize any additional sales of partnership units directly between parties during 2008.  We have established a relationship with a "qualified matching service" as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the "qualified matching service," we understand that additional partnership units may be transferred or assigned through the "qualified matching service" up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)).  However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g).  The private letter ruling was issued to the "qualified matching service," not to us or for our benefit.  In addition, there can be no assurance that the IRS will not revise its regulations in the future to reduce this maximum threshold.   Furthermore, there can be no assurance that you will be able to find a buyer for your partnership units through the "qualified matching service," or that you will be able to obtain a price for your partnership units consistent with their fair market value or any other valuation you may desire.  We have no influence in the prices set in such a service. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any participation in any matching program or service.

Items 1(B) through 5 are omitted because of the absence of conditions under which they are required.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 6, 2008

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 6, 2008

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 6, 2008