Form 10-K
period 2008-12-31
INLAND LAND APPRECIATION FUND LP
filed 2009-03-06
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000  (subject to an increase to 30,000) limited partnership units or units at  $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at  $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2008, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program.  Under this program limited partners could under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sales proceeds.

We purchased on an all-cash basis, 25 parcels of undeveloped land and are engaged in the rezoning and resale of the parcels.  All of the investments were made in the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2008, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

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

We are closely monitoring the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the turbulent financial markets, continue to adversely impact sales activity, especially sales of vacant land.  We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have been able to renew farm leases with our long time tenants which cover the costs of insurance and real estate taxes.  Our remaining land is debt free and is located in areas that are still in the path of future development which should prove to be beneficial to us.

On March 20, 2008, we sold the balance of the remaining five business park lots of Parcel 7 for $476,891.  Undistributed net sales proceeds are being retained to fund our operations, including property upgrades.  We will evaluate our cash needs during the upcoming year to determine future distributions.

We had no employees during 2008.

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

We make available, free of charge, by responding to requests addressed to our customer relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

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

Item 1(A). Risk Factors

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land.  An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies.  We will conduct rezoning and pre-development activities with respect to our land investments.  Rezoning may only be effected by appropriate city, county and/or other local authorities.  There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes citizens oppose our efforts. Moreover, these authorities may require us to spend funds to facilitate future development of the land as a condition of rezoning.  There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

Transfer Limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  We have established a relationship with a "qualified matching service" as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the "qualified matching service," we understand that additional partnership units may be transferred or assigned through the "qualified matching service" up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)).  However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g).  The private letter ruling was issued to the "qualified matching service," not to us or for our benefit.  In addition, there can be no assurance that the IRS will not revise its regulations in the future to reduce this maximum threshold.  Furthermore, there can be no assurance that you will be able to find a buyer for your partnership units through the "qualified matching service," or that you will be able to obtain a price for your partnership units consistent with their fair market value or any other valuation you may desire.  We have no influence in the prices set in such a service. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any participation in any matching program or service.

Conflicts of Interest.  We may be subject to various conflicts of interest arising out of our relationship with our general partner and its affiliates.   If the general partner or its affiliates breach their fiduciary obligations to us, or do not resolve these conflicts of interest to our benefit, we could suffer consequences which we might not otherwise be subject to if such conflicts of interest did not exist.

Federal Income Tax Aspects

Potential Receipt of UBTI.  The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income ("UBTI") and affect limited partners that are tax-exempt entities.

Item 1(B). Unresolved Staff Comments

Not applicable

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, Kendall County, Illinois	84.7360	-	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	-	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	-	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	-	04/18/89
	(.4860		sold 02/28/91)
	(27.5850		sold 08/25/95)
	(4.4017		sold various 2001)
	(2.1400		sold various 2002)
	(23.0933		sold various 2003)
	(6.7800		sold various 2004)
	(4.7900		sold various 2005)

Parcel 5, Kendall County, Illinois	372.2230	-	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

Parcel 6, Kendall County, Illinois	78.3900	-	06/21/89
	(3.9500		sold 11/01/00)
	(30.0000		sold 07/12/05)
	(33.4270		sold 07/27/06)
	(11.0130		sold 08/22/07)

Parcel 7, Kendall County, Illinois	77.0490	-	06/21/89
	(71.2070		sold 08/22/07)
	(5.8420		sold 03/20/08)

Parcel 8, Kendall County, Illinois	5.0000	-	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	-	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

As part of the purchase agreement for parcel 5, we were required to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 12, Kendall County, Illinois	90.2710	-	10/31/89
	(.7090		sold 04/26/91)
	(89.5620		sold 03/10/04)

Parcel 13, McHenry County, Illinois	92.7800	-	11/07/89
	(2.0810		sold 09/18/97)
	(90.6990		sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	-	01/03/90
	(10.5300		sold various 1996)
	(5.4680		sold various 1997)
	(68.5584		sold various 1998)

Parcel 16, Kane/Kendall Counties,	72.4187	-	01/29/90
Illinois	(30.9000		sold 07/10/98)
	(10.3910		sold 12/15/99)
	(3.1000		sold 12/12/00)
	(28.0277		sold 05/19/03)

Parcel 17, McHenry County, Illinois	99.9240	72.4140	01/29/90
	(27.5100		sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	69.9670	01/29/90
	(1.0000		sold various 1990)
	(.5200		sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	-	02/28/90
	(.2790		sold 10/17/91)
	(223.8690		sold 02/20/04)

Parcel 21, Kendall County, Illinois	172.4950	-	03/08/90
	(172.4950		sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	203.5250	04/11/90
	(51.0000		conveyed 10/02/08)

Parcel 23, Kendall County, Illinois	140.0210	-	05/08/90
	(4.4100		sold various 1993)
	(35.8800		sold various 1994)
	(3.4400		sold various 1995)
	(96.2910		sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	211.5770	05/23/90
	(12.4570		sold 05/25/90)
	(4.6290		sold 04/01/96)
	(69.82		sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	225.0000	06/01/90

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2008, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2008.

PART II

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of February 12, 2009, there were 2,709 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2008 and 2007, we paid the following distributions:

Distributions to:	2008	2007

General partners	$-	200,000
Limited partners	-	1,500,000

Total	$-	1,700,000

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release (FRR) or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  If an  investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. The aforementioned indicators are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole.  Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2008, we had recorded no such impairment.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to ensure that the carrying value of each mortgage loan receivable is recoverable from the borrower.  If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of mortgage loans receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2008, the partnership has an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of  December 31, 2008, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of December 31, 2008, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of December 31, 2008, cumulative distributions to the limited partners have totaled $38,669,906 (which exceeds the original capital) and $4,745,451 to the general partner. Through December 31, 2008, we have used $20,284,981 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of December 31, 2008, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2008, we had cash and cash equivalents of $1,955,548, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

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

We are closely monitoring the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the turbulent financial markets, continue to adversely impact sales activity, especially sales of vacant land.  We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have been able to renew farm leases with our long time tenants which cover the costs of insurance and real estate taxes.  Our remaining land is debt free and is located in areas that are still in the path of future development which should prove to be beneficial to us.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $62,633 and $48,369 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $11,727 and $15,240 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $26,403 and $17,446 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $500 and $2,596 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2008 and 2007, we incurred $82,637 and $160,127, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $1,400 and $27,504 was unpaid as of December 31, 2008 and 2007, respectively.

Results of Operations

As of December 31, 2008, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 855 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $150,164 and $159,772 for the years ended December 31, 2008 and 2007, respectively.  The decrease in rental income for 2008 is due primarily to the termination of Parcel 24’s lease in November 2008 and a decrease in farm rental income for Parcel 22.  For 2009, all farm leases have been renewed.

Sales of investment properties of $476,891 and cost of land sold of $142,238 for the year ended December 31, 2008 is the result of the sale of approximately 5.8 acres of Parcel 7.  Sales of investment properties of $2,735,825 and cost of land sold of $1,921,779 for the year ended December 31, 2007 is the result of the sale of approximately 82 acres of Parcels 6 and 7 which includes approximately 22 acres of residential land and the conveyance of approximately 60 acres of common area acreage including storm water retention land, a pond, roads and a park dedicated to the United City of Yorkville.

Professional services to affiliates were $55,128 and $41,923 for the years ended December 31, 2008 and 2007, respectively.  The increase in professional services to affiliates is due primarily to an increase in fees for accounting and investor services.

Professional services to non-affiliates were $60,753 and $49,696 for the years ended December 31, 2008 and 2007, respectively.  Professional services to non-affiliates increased for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to an increase in fees for accounting and tax services, offset by a decrease in legal services due to no mini-tender offers in 2008.

General and administrative expenses to affiliates and non-affiliates were $37,620 and $39,506 for the years ended December 31, 2008 and 2007, respectively.  General and administrative expenses primarily include data processing costs, postage, printing and state replacement tax expense.  The decrease was primarily due to a decrease in replacement tax due to fewer land sales.

Marketing expenses to affiliates and non-affiliates were $41,486 and $51,324 for the years ended December 31, 2008 and 2007, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to take advantage of established marketing plans from prior years.

Land operating expenses to non-affiliates were $45,903 and $35,405 for the years ended December 31, 2008 and 2007, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.  The increase is due primarily to an increase in real estate taxes and insurance expense.

Interest income was $43,515 and $99,816 for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income in 2008  is primarily a result of a decrease  in cash available to invest on a short term basis during the year as a result of  less sales proceeds received.  In addition, the decrease in 2008 is also due to lower interest rates.

Other income was $9,275 and $14,150 for the years ended December 31, 2008 and 2007, respectively.  The decrease in 2008 is due to less transfer fee income as a result of a reduced number of completed transfers and also no mini-tender offer fee income.

Other expense was $0 and $10,186 for the years ended December 31, 2008 and 2007, respectively.  In 2007, there were mini-tender offer costs while in 2008, there were no mini-tender offers.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sales proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectability of the receivable was doubtful. As a result, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense.

Our general partner guaranteed the third party development loans owed by the LLC.  In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC.  The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the debt under its guarantee of the LLC loans.  The affiliate of the general partner will complete the development and sale of the projects. Based on our continuing review of the development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner.  The net gain on sales of investment properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts.  Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributed to the general partner from such sale and the balance of any net gain is allocated to the limited partners.  If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law.   Any net loss from a sale will be allocated to the limited partners.

Distributions of net sales proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

As a general rule, net sales proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sales proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital.  However, with respect to each parcel of land, the general partner's 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital, plus a 6% per annum noncompounded cumulative preferred return thereon.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the general partner have been paid, and the amount of any supplemental capital contributions have been repaid to the general partner, subsequent distributions shall be paid 75% to the limited partners and 25% to the general partner without considering parcel capital. If, after all net sales proceeds have been distributed, the general partner has received more than 25% of all net sales proceeds (exclusive of distributions made to the limited partners to return their original capital), the general partner shall contribute to the partnership for distribution to the limited partners an amount equal to such excess.

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first as a reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.   We have established a relationship, however, with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements are effective for the taxable years ending on or after December 31, 2008. Payment of the required withholding amounts will be made to the Illinois Department of

Revenue prior to April 15, 2009.  You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements and Supplementary Data

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 6, 2009

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2008 and 2007

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$1,955,548	2,063,654
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at December 31, 2008 and 2007) (Note 6)	-	15,182
Mortgage loan receivable (net of allowance for doubtful accounts of $1,233,175 at December 31, 2008 and 2007) (Note 6)	-	-
Other current assets	1,573	-

Total current assets	1,957,121	2,078,836

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 and $459,874 at December 31, 2008 and 2007, respectively) (Notes 3 and 4):
Land and improvements	13,220,974	12,938,185

Total assets	$15,178,095	15,017,021

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2008 and 2007

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$17,921	94,814
Accrued real estate taxes	17,059	17,055
Due to affiliates (Note 3)	13,627	45,340
Unearned income	21	27,062

Total current liabilities	48,628	184,271

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,815	4,761,194
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,864	16,243
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at December 31, 2008 and 2007, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,910,106	27,613,010
Cumulative cash distributions	(38,669,906)	(38,669,906)

	15,113,603	14,816,507

Total Partners' capital	15,129,467	14,832,750

Total liabilities and Partners' capital	$15,178,095	15,017,021

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2008 and 2007

	2008	2007

Revenues:
Sale of investment property (Note 4)	$476,891	2,735,825
Rental income (Note 5)	150,164	159,772
Other operating income	-	3,600

Total revenues	627,055	2,899,197

Expenses:
Cost of investment property sold	142,238	1,921,779
Professional services to affiliates	55,128	41,923
Professional services to non-affiliates	60,753	49,696
General and administrative expenses to affiliates	7,505	6,446
General and administrative expenses to non-affiliates	30,115	33,060
Marketing expenses to affiliates	26,403	17,446
Marketing expenses to non-affiliates	15,083	33,878
Land operating expenses to non-affiliates	45,903	35,405

Total expenses	383,128	2,139,633

Operating income	243,927	759,564

Interest income	43,515	99,816
Other income	9,275	14,150
Other expense	-	(10,186)

Net income	$296,717	863,344

Net income (loss) allocated to (Note 2):
General Partner	$(379)	200,493
Limited Partners	297,096	662,851

Net income	$296,717	863,344

Net income (loss) allocated to the one General Partner Unit	$(379)	200,493

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2008 and 2007)	$10.04	22.40

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2008 and 2007

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2007	15,750	15,653,656	15,669,406

Net income (Note 2)	200,493	662,851	863,344
Distributions to Partners ($50.69 per weighted average Limited Partnership Units of 29,593) (Note 2)	(200,000)	(1,500,000)	(1,700,000)

Balance at December 31, 2007	$16,243	14,816,507	14,832,750

Net income (loss) (Note 2)	(379)	297,096	296,717

Balance at December 31, 2008	$15,864	15,113,603	15,129,467

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income	$296,717	863,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment property	(334,653)	(814,046)
Changes in assets and liabilities:
Accounts and accrued interest receivable	15,182	3,052
Other current assets	(1,573)	6,638
Accounts payable	(76,893)	15,558
Accrued real estate taxes	4	(12,179)
Due to affiliates	(31,713)	(3,624)
Unearned income	(27,041)	3,892

Net cash flow provided by (used in) operating activities	(159,970)	62,635

Cash flows from investing activities:
Additions to investments in land and improvements	(425,027)	(847,846)
Proceeds from disposition of investments in land and improvements	476,891	2,735,825

Net cash flow provided by investing activities	51,864	1,887,979

Cash flows from financing activities:
Cash distributions	-	(1,700,000)

Net cash flow used in financing activities	-	(1,700,000)

Net increase (decrease) in cash and cash equivalents	$(108,106)	250,614
Cash and cash equivalents at beginning of year	2,063,654	1,813,040

Cash and cash equivalents at end of year	$1,955,548	2,063,654

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2008 and 2007

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2008, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. As of December 31, 2008, the Partnership’s cash  and cash equivalents are fully covered by the U.S. government’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance coverage through December 31, 2009.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements are effective for the taxable years ending on or after December 31, 2008. Payment of the required withholding amounts will be made to the Illinois Department of Revenue prior to April 15, 2009.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership's records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

	2008		2007
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,178,095	18,946,209	15,017,021	18,785,135

Partners' capital:
General Partner	15,864	58,144	16,243	10,625
Limited Partners	15,113,603	18,834,851	14,816,507	18,542,340

Net income (loss) allocated:
General Partner	(379)	4	200,493	200,486
Limited Partners	297,096	324,638	662,851	572,574

Net income per Limited Partnership Unit	10.04	10.97	22.40	19.35

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2008 and 2007.

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

Profits and losses from operations (other than capital transactions) will be allocated 99% to the Limited Partners and 1% to the General Partner.  The net gain from sales of Partnership properties is first allocated among the Partners in proportion to the negative balances, if any, in their respective capital accounts.  Thereafter, except as provided below, net gain is allocated to the General Partner in an amount equal to the proceeds distributed to the General Partner from such sale and the balance of any net gain is allocated to the Limited Partners.  If the amount of net gain realized from a sale is less than the amount of cash distributed to the General Partner from such sale, the Partnership will allocate income or gain to the General Partner in an amount equal to the excess of the cash distributed to the General Partner with respect to such sale as quickly as permitted by law.  Any net loss from a sale will be allocated to the Limited Partners.

Distributions of Net Sales Proceeds will be allocated between the General Partner and the Limited Partners based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership.

As a general rule, Net Sales Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sales Proceeds (i) a return of their Original Capital plus (ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital.  However, with respect to each parcel of land, the General Partner's 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel ("Parcel Capital") plus a 6% per annum noncompounded Cumulative Preferred Return thereon.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the General Partner have been paid, and the amount of any Supplemental Capital Contributions have been repaid to the General Partner, subsequent distributions shall be paid 75% to the Limited Partners and 25% to the General Partner without considering Parcel Capital. If, after all Net Sales Proceeds have been distributed, the General Partner has received more than 25% of all Net Sales Proceeds (exclusive of distributions made to the Limited Partners to return their Original Capital), the General Partner shall contribute to the Partnership for distribution to the Limited Partners an amount equal to such excess.

Any distributions from Net Sales Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first as a reduction of such Invested Capital before application to payment of any deficiency in the 15% Cumulative Preferred Return.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $62,633 and $48,369 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $11,727 and $15,240 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $26,403 and $17,446 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $500 and $2,596 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2008 and 2007, the Partnership incurred $82,637 and $160,127, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $1,400 and $27,504 were unpaid as of December 31, 2008 and 2007, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	334,653
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,532	-	649,045	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,253,126	320,961	1,732,838	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	515,833	11,109	1,027,099	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,400	-	1,157,716	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	574,586	-	3,320,026	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	99,998	436,638	1,122,055	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,284,981	32,251,076	13,220,974	334,653

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

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

(c)

Reconciliation of investment properties owned:

	2008	2007
Balance at January 1,	$12,938,185	14,012,118
Additions during year	425,027	847,846
Sales during year	(142,238)	(1,921,779)

Balance at December 31,	$13,220,974	12,938,185

(d)

The aggregate cost of investment properties owned at December 31, 2008 for Federal income tax purposes was approximately $13,200,000 (unaudited).

(e)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. The aforementioned indicators are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2008, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

As of December 31, 2008 the Partnership had farm leases of generally one year in duration, for approximately 855 acres of the approximately 1,004 acres owned.

(6) Mortgage Loan  Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of December 31, 2008, the mortgage loan receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/08	12/31/07	12/31/08	12/31/08
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sales proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectability of the receivable was doubtful. As a result, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense.

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

There were no disagreements on accounting or financial disclosure matters during 2008.

Item 9(A).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During 2004, our general partner adopted a code of ethics that applies to all of its employees.  We will provide the code of ethics free of charge upon written request to our customer relations group in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2009.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 65) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 65) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 65) has been with Inland since 1968 and is one of the founding stockholders.  He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL, (age 65) chief executive officer, president and director of  Inland Real Estate Investment Corporation (IREIC).  She was the president and a director of IREIC from July 1987 through September 1992 at which time she took a leave to work in a family business.  On her return to IREIC in January 1997, she was again named president and a director, and January 2008 the chief executive officer.   She has been the president, chief operating officer and a director of Inland Securities Corporation since January 1997.  Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc., an investment advisor, since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served as president and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and has been the chairman of the board of Inland Real Estate Exchange Corporation since May 2001.  Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication.   Ms. Gujral works with the internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.

Ms. Gujral has been with the Inland organization for twenty-five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral is a graduate of California State University.  She holds Series 7, 22, 39 and 63 certifications from FINRA, and is a licensed real estate salesperson and a member of the National Association of Real Estate Investment Trusts.

CATHERINE L. LYNCH (age 50) joined the Inland organization in 1989.  Ms. Lynch has served as the treasurer and secretary of Inland Real Estate Investment Corporation since January 1995, and as treasurer and secretary of Inland Securities Corp. since June 1995.  Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989.  Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 64) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations.  Ms. Matlin also has been a director of Inland Real Estate Exchange Corporation since May 2001, a director of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since 2007.  She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and vice president of Inland Securities Corporation since July 1995. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004.  Ms Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Prior to joining Inland, Ms Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 licenses from FINRA.

GUADALUPE GRIFFIN (age 44) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational

Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 46) joined Inland in 2002 and is the Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.  Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings.  Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP.  Ms. Urbain is a Certified Public Accountant.  She received her B.B.A. in Accounting from the University of  Notre Dame.

CATHLEEN M. HRTANEK (age 32) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc.  She is also a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their Assistant Counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  Additionally, she is a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Distributions of net sales proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

As a general rule, net sales proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sales proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital.  However, with respect to each parcel of land, the general partner's 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital, plus a 6% per annum noncompounded cumulative preferred return thereon.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the general partner have been paid, and the amount of any supplemental capital contributions have been repaid to the general partner, subsequent distributions shall be paid 75% to the limited partners and 25% to the general partner without considering parcel capital. If, after all net sales proceeds have been distributed, the general partner has received more than 25% of all net sales proceeds (exclusive of distributions made to the limited partners to return their original capital), the general partner shall contribute to the partnership for distribution to the limited partners an amount equal to such excess.

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first as a reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return.

We are permitted to engage in various transactions involving affiliates of our general partner, as described below.

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2008, such costs included in general and administrative services to affiliates and professional services to affiliates were $62,633 of which $11,727 was unpaid as of December 31, 2008.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs.  For the year ended December 31, 2008, we incurred $26,403 of such costs, of which $500 was unpaid as of December 31, 2008.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the year ended December 31, 2008, we incurred $82,637 of such costs which are included in investments in land and improvements, of which $1,400 was unpaid as of December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not maintain any equity compensation plans.

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership

(b)

The officers and directors of our general partner own as a group the following units of our partnership:

	Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	317 Units, directly	1%

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

Item 14.  Principal Accounting Fees and Services

Fees.  Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, were as follows:

	Years ended December 31,
	2008	2007

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$43,700	38,149
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	-	8,400

Total fees	$43,700	46,549

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton.  The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2008 and 2007, respectively were consistent with maintaining Grant Thornton's independence.

In addition, the audit committee must pre-approve all services provided by the company's independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The financial statements listed in the index at page 15 of this annual report are filed as part of this annual report.

(b)

Exhibits. The following exhibits are incorporated herein by reference:

3  Restated Certificate of Limited Partnership and amended and restated Agreement of Limited Partnership, included as Exhibits A and B to the Registration Statement on Form S-11, filed with the SEC on October 12, 1988 as amended, are incorporated herein by reference thereto.

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

No annual report or proxy material for the year 2008 has been sent to our limited partners.   An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.
By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 6, 2009

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 6, 2009

/s/	Donna Urbain

By:	Donna Urbain
Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	March 6, 2009

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 6, 2009

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 6, 2009