Form 10-Q
period 2009-06-30
INLAND LAND APPRECIATION FUND LP
filed 2009-07-28
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

June 30, 2009 and December 31, 2008

(unaudited)

Assets

	2009	2008
Current assets:
Cash and cash equivalents (Note 1)	$1,911,879	1,955,548
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at June 30, 2009 and December 31, 2008) (Note 5)	2,905	-
Mortgage loan receivable (net of allowance for doubtful accounts of $1,233,175 at June 30, 2009 and December 31, 2008) (Note 5)	-	-
Other current assets	-	1,573

Total current assets	1,914,784	1,957,121

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at June 30, 2009 and December 31, 2008, respectively) (Note 3):
Land and improvements	13,228,332	13,220,974

Total assets	$15,143,116	15,178,095

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

June 30, 2009 and December 31, 2008

(unaudited)

Liabilities and Partners' Capital

	2009	2008

Current liabilities:
Accounts payable	$2,500	17,921
Accrued real estate taxes	16,842	17,059
Due to affiliates (Note 2)	9,497	13,627
Unearned income	264	21

Total current liabilities	29,103	48,628

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,706	4,760,815
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,755	15,864
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at June 30, 2009 and December 31, 2008, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,899,348	27,910,106
Cumulative cash distributions	(38,674,493)	(38,669,906)

	15,098,258	15,113,603

Total Partners' capital	15,114,013	15,129,467

Total liabilities and Partners' capital	$15,143,116	15,178,095

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2009 and 2008

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	-	-	476,891
Rental income (Note 4)	37,962	36,219	75,540	65,593

Total revenues	37,962	36,219	75,540	542,484

Expenses:
Cost of investment property sold	-	-	-	142,238
Professional services to affiliates	9,573	17,740	21,686	30,594
Professional services to non-affiliates	6,782	7,130	39,571	37,028
General and administrative expenses to affiliates	2,325	5,087	4,017	7,013
General and administrative expenses to non- affiliates	9,931	14,451	14,304	17,127
Marketing expenses to affiliates	2,051	13,870	4,095	18,667
Marketing expenses to non-affiliates	-	1,767	-	14,810
Land operating expenses to non-affiliates	3,756	14,652	8,870	24,568

Total expenses	34,418	74,697	92,543	292,045

Operating income (loss)	3,544	(38,478)	(17,003)	250,439

Interest income	389	11,092	936	25,595
Other income	2,000	1,850	5,200	7,125

Net income (loss)	$5,933	(25,536)	(10,867)	283,159

Net income (loss) allocated to:
General Partner	$59	(255)	(109)	(515)
Limited Partners	5,874	(25,281)	(10,758)	283,674

Net income (loss)	$5,933	(25,536)	(10,867)	283,159

Net income (loss) allocated to the one General Partner Unit	$59	(255)	(109)	(515)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2009 and 2008)	$.20	(.85)	(.36)	9.59

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,867)	283,159
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment properties	-	(334,653)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(2,905)	1,153
Other current assets	1,573	-
Accounts payable	(15,421)	(79,578)
Accrued real estate taxes	(217)	4,951
Due to affiliates	(4,130)	(5,140)
Unearned income	243	4,057

Net cash used in operating activities	(31,724)	(126,051)

Cash flows from investing activities:
Additions to investment properties	(7,358)	(248,053)
Proceeds from sale of investment properties	-	476,891

Net cash provided by (used in) investing activities	(7,358)	228,838

Cash flows from financing activities:
Distributions	(4,587)	-

Net cash used in financing activities	(4,587)	-

Net increase (decrease) in cash and cash equivalents	(43,669)	102,787
Cash and cash equivalents at beginning of period	1,955,548	2,063,654

Cash and cash equivalents at end of period	$1,911,879	2,166,441

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2009

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2009, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. As of June 30, 2009, the Partnership’s cash and cash equivalents are fully covered by the U.S. government’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance coverage through December 31, 2009.

The Partnership recognizes income from the sale of land parcels in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate".

The Partnership's escrow agent holds earnest money deposits for the sale of parcels.  Generally, these funds are not the Partnership's until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2009

(unaudited)

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Partnership does not expect SFAS No. 162 to have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes the period after the balance sheet date and the circumstances in which management should evaluate events or transactions for potential recognition or disclosure in financial statements.  SFAS 165 is effective for periods ending after June 15, 2009. The Partnership has determined that SFAS No. 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 will require the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the Securities and Exchange Commission (“SEC”).  FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership does not expect SFAS No. 168 to have a material impact on our financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $25,703 and $37,607 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2009 and 2008, respectively, of which $9,097 and $11,727 was unpaid at June 30, 2009 and December 31, 2008, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,095 and $18,667 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2009 and 2008, respectively, of which $400 and $500 was unpaid at June 30, 2009 and December 31, 2008, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the six months ended June 30, 2009 and 2008, the Partnership incurred $0 and $76,409, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $1,400 was unpaid at June 30, 2009 and December 31, 2008, respectively.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2009

(unaudited)

(3)  Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/09	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	-
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2009

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/09	Recognized
8	Kendall (b)	5.0000	06/21/89	60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	$586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	-	649,108	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,835	320,961	1,734,547	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2009

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/09	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,850	11,109	1,029,116	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,519	-	1,157,835	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	578,122	-	3,323,562	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	99,912	436,638	1,121,969	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,292,339	32,251,076	13,228,332	-

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2009

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

(c)

Reconciliation of investment properties owned:

	June 30,	December 31,
	2009	2008
Balance at January 1,	$13,220,974	12,938,185
Additions during period	7,358	425,027
Sales during period	-	(142,238)

Balance at end of period	$13,228,332	13,220,974

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the six months ended June 30, 2009 and 2008, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2009

(unaudited)

As of June 30, 2009, the Partnership had farm leases of generally one year in duration, for approximately 911 acres of the approximately 1,004 acres owned.

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of June 30, 2009, the mortgage loan receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/09	06/30/09	06/30/09	06/30/09
1	03/31/06	9.00%	$1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$-	-	-	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the six months ended June 30, 2009, we have not recorded any such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of June 30, 2009, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2009, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of June 30, 2009, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of June 30, 2009, cumulative distributions to the limited partners have totaled $38,674,493 (which exceeds the original capital) and $4,745,451 to the general partner. Through June 30, 2009, we have used $20,292,339 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of June 30, 2009, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2009, we had cash and cash equivalents of $1,911,879, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2009, there were no land sales.  Sale of investment property of $476,891 and cost of land sold of $142,238 for the six months ended June 30, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Zoning discussions and land planning have progressed on Parcels 17, 18, 19 and 22.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $25,703 and $37,607 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2009 and 2008, respectively, of which $9,097 and $11,727 was unpaid at June 30, 2009 and December 31, 2008, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $4,095 and $18,667 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2009 and 2008, respectively, of which $400 and $500 was unpaid at June 30, 2009 and December 31, 2008, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2009 and 2008, we incurred $0 and $76,409, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $1,400 was unpaid at June 30, 2009 and December 31, 2008, respectively.

Results of Operations

As of June 30, 2009, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 911 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $75,540 and $65,593 for the six months ended June 30, 2009 and 2008, respectively. Rental income increased due to an increase in the farm rental rates.  In addition, during the first four months of 2008, there was no farm lease for Parcel 22.

There were no sales of land parcels for the six months ended June 30, 2009.  Sale of investment property of $476,891 and cost of land sold of $142,238 for the six months ended June 30, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.

We have made progress in the land planning process for the three contiguous parcels 17, 18, and 22.  Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock. Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions. For land planning purposes, it was our intent to have most if not all three parcels annexed to the City of Woodstock. We have entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moves the boundary line favorably for us allowing us to proceed with the land planning for these parcels with the City of Woodstock. The settlement with Bull Valley has the prospect of permitting us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, we conveyed approximately 51 acres of Parcel 22 to the Village of Bull Valley during 2008. Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley.

Professional services to affiliates and non-affiliates were $61,257 and $67,622 for the six months ended June 30, 2009 and 2008, respectively.  Professional services primarily include accounting and legal fees.  Professional services to affiliates and non-affiliates decreased due to a decrease in accounting and legal fees.

General and administrative expenses to affiliates and non-affiliates were $18,321and $24,140 for the six months ended June 30, 2009 and 2008, respectively.  General and administrative expenses primarily include data processing costs, postage, and printing expenses.  General and administrative expenses to affiliates and non-affiliates decreased due primarily to a decrease in printing costs.

Marketing expenses to affiliates and non-affiliates were $4,095 and $33,477 for the six months ended June 30, 2009 and 2008, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  The decrease for 2009 is due to less advertising costs and less marketing fees as a response to the slowdown in real estate sales.

Land operating expenses to non-affiliates were $8,870 and $24,568 for the six months ended June 30, 2009 and 2008, respectively. These costs primarily include real estate tax expense and insurance expense on the parcels we own.  The decrease is due primarily to a decrease in real estate tax expense.

Interest income was $936 and $25,595 for the six months ended June 30, 2009 and 2008, respectively.  Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received.  The decrease for 2009 is due primarily to substantially lower interest rates.

Other income was $5,200 and $7,125 for the six months ended June 30, 2009 and 2008, respectively.  The decrease in 2009 is due to less transfer fee income as a result of a reduced number of completed transfers.

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

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2009.  Therefore, we may authorize additional sales of partnership units directly between parties during 2009.  We have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” you can contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations regarding new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements are effective for the taxable years ending on or after December 31, 2008. Payment of the required withholding amount of $4,567 was made to the Illinois Department of Revenue during March 2009.  We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.  During March 2009, we paid $20 to the Internal Revenue Service on behalf of foreign partners.

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

Based on management's evaluation as of June 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	July 28, 2009

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	July 28, 2009

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	July 28, 2009