Form 10-Q
period 2009-09-30
INLAND LAND APPRECIATION FUND LP
filed 2009-11-13
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

September 30, 2009 and December 31, 2008

(unaudited)

Assets

	2009	2008
Current assets:
Cash and cash equivalents (Note 1)	$1,889,086	1,955,548
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at September 30, 2009 and December 31, 2008) (Note 5)	29,959	-
Mortgage loan receivable (net of allowance for doubtful accounts of $1,233,175 at September 30, 2009 and December 31, 2008) (Note 5)	-	-
Other current assets	-	1,573

Total current assets	1,919,045	1,957,121

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at September 30, 2009 and December 31, 2008, respectively) (Note 3):
Land and improvements	13,230,127	13,220,974

Total assets	$15,149,172	15,178,095

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

September 30, 2009 and December 31, 2008

(unaudited)

Liabilities and Partners' Capital

	2009	2008

Current liabilities:
Accounts payable	$10,510	17,921
Accrued real estate taxes	12,962	17,059
Due to affiliates (Note 2)	8,163	13,627
Unearned income	1,951	21

Total current liabilities	33,586	48,628

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,722	4,760,815
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,771	15,864
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at September 30, 2009 and December 31, 2008, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,900,905	27,910,106
Cumulative cash distributions	(38,674,493)	(38,669,906)

	15,099,815	15,113,603

Total Partners' capital	15,115,586	15,129,467

Total liabilities and Partners' capital	$15,149,172	15,178,095

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	-	-	476,891
Rental income (Note 4)	37,989	39,906	113,529	105,499

Total revenues	37,989	39,906	113,529	582,390

Expenses:
Cost of investment property sold	-	-	-	142,238
Professional services to affiliates	9,325	12,928	31,011	43,522
Professional services to non-affiliates	16,849	7,332	56,420	44,360
General and administrative expenses to affiliates	1,483	23	5,500	7,036
General and administrative expenses to non- affiliates	4,187	6,451	18,491	23,578
Marketing expenses to affiliates	299	6,475	4,394	25,142
Marketing expenses to non-affiliates	-	65	-	14,875
Land operating expenses to non-affiliates	6,248	10,223	15,118	34,791

Total expenses	38,391	43,497	130,934	335,542

Operating income (loss)	(402)	(3,591)	(17,405)	246,848

Interest income	-	11,866	936	37,461
Other income	1,975	1,100	7,175	8,225

Net income (loss)	$1,573	9,375	(9,294)	292,534

Net income (loss) allocated to:
General Partner	$16	94	(93)	(421)
Limited Partners	1,557	9,281	(9,201)	292,955

Net income (loss)	$1,573	9,375	(9,294)	292,534

Net income (loss) allocated to the one General Partner Unit	$16	94	(93)	(421)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2009 and 2008)	$.05	.31	(.31)	9.90

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,294)	292,534
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment properties	-	(334,653)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(29,959)	(10,210)
Other current assets	1,573	-
Accounts payable	(7,411)	20,680
Accrued real estate taxes	(4,097)	(4,836)
Due to affiliates	(5,464)	12,028
Unearned income	1,930	(9,697)

Net cash used in operating activities	(52,722)	(34,154)

Cash flows from investing activities:
Additions to investment properties	(9,153)	(394,358)
Proceeds from sale of investment properties	-	476,891

Net cash provided by (used in) investing activities	(9,153)	82,533

Cash flows from financing activities:
Distributions	(4,587)	-

Net cash used in financing activities	(4,587)	-

Net increase (decrease) in cash and cash equivalents	(66,462)	48,379
Cash and cash equivalents at beginning of period	1,955,548	2,063,654

Cash and cash equivalents at end of period	$1,889,086	2,112,033

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2009

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership") is a limited partnership formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale.  On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner.  The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner.  All of the holders of these Units were admitted to this Partnership.  The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.  As of September 30, 2009, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.  As of September 30, 2009, the Partnership’s cash and cash equivalents are fully covered by the U.S. Government’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance coverage through December 31, 2009.

The Partnership recognizes income from the sale of land parcels in accordance with the full accrual method of accounting.

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

New Accounting Pronouncements

In May 2008, an accounting pronouncement was issued which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  This pronouncement becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Partnership does not expect this pronouncement to have a material impact on our financial statements.

On September 30, 2009, the Partnership adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership.  Such costs of $36,511 and $50,558 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $8,013 and $11,727 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs.  Such costs of $4,394 and $25,142 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $150 and $500 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  For the nine months ended September 30, 2009 and 2008, the Partnership incurred $0 and $77,783, respectively, of such costs.  The affiliate did not recognize a profit on any project.  Such costs are included in investment properties, of which $0 and $1,400 was unpaid at September 30, 2009 and December 31, 2008, respectively.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

(3)  Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	-
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	-	649,108	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,255,433	320,961	1,735,145	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	518,448	11,109	1,029,714	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,519	-	1,157,835	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	578,721	-	3,324,161	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	99,912	436,638	1,121,969	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,294,134	32,251,076	13,230,127	-

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

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

(c)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2009	2008
Balance at January 1,	$13,220,974	12,938,185
Additions during period	9,153	425,027
Sales during period	-	(142,238)

Balance at end of period	$13,230,127	13,220,974

(d)

On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  For the nine months ended September 30, 2009 and 2008, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

As of September 30, 2009, the Partnership had farm leases of generally one year in duration, for approximately 911 acres of the approximately 1,004 acres owned.

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of September 30, 2009, the mortgage loan receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/09	12/31/08	09/30/09	09/30/09
1	03/31/06	9.00%	$1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$-	-	-	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements.  These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

Valuation of Investment Properties - On a quarterly basis, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  If an  investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  For the nine months ended September 30, 2009, we have not recorded any such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  As of September 30, 2009, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2009, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land.  These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of September 30, 2009, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned.  As of September 30, 2009, cumulative distributions to the limited partners have totaled $38,674,493 (which exceeds the original capital) and $4,745,451 to the general partner.  Through September 30, 2009, we have used $20,294,134 of working capital for rezoning and other activities.  Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of September 30, 2009, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2009, we had cash and cash equivalents of $1,889,086, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2009, there were no land sales.  Sale of investment property of $476,891 and cost of land sold of $142,238 for the nine months ended September 30, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions.  We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $36,511 and $50,558 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $8,013 and $11,727 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.  Such costs of $4,394 and $25,142 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $150 and $500 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs.  For the nine months ended September 30, 2009 and 2008, we incurred $0 and $77,783, respectively, of such costs.  The affiliate did not recognize a profit on any project.  Such costs are included in investment properties, of which $0 and $1,400 was unpaid at September 30, 2009 and December 31, 2008, respectively.

Results of Operations

As of September 30, 2009, we owned nine parcels of land consisting of approximately 1,004 acres.  Of the 1,004 acres owned, approximately 911 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $113,529 and $105,499 for the nine months ended September 30, 2009 and 2008, respectively.  Rental income increased due to an increase in the farm rental rates.  In addition, during the first four months of 2008, there was no farm lease for Parcel 22.

There were no sales of land parcels for the nine months ended September 30, 2009.  Sale of investment property of $476,891 and cost of land sold of $142,238 for the nine months ended September 30, 2008 is the result of the sale of the remaining 5.8 acres of Parcel 7.

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

Professional services to affiliates were $31,011 and $43,522 for the nine months ended September 30, 2009 and 2008, respectively.  Professional services primarily include accounting and legal fees.  Professional services to affiliates decreased due to a decrease in accounting fees.  Professional services to non-affiliates were $56,420 and $44,360 for the nine months ended September 30, 2009 and 2008, respectively.  Professional services to non-affiliates increased primarily due to an increase in accounting fees for Sarbanes-Oxley related procedures.

General and administrative expenses to affiliates and non-affiliates were $23,991 and $30,614 for the nine months ended September 30, 2009 and 2008, respectively.  General and administrative expenses primarily include data processing costs, postage, and printing expenses.  General and administrative expenses to affiliates and non-affiliates decreased due primarily to a decrease in printing costs.

Marketing expenses to affiliates and non-affiliates were $4,394 and $40,017 for the nine months ended September 30, 2009 and 2008, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  The decrease for 2009 is due to less advertising costs and less marketing fees as a response to the slowdown in real estate sales.

Land operating expenses to non-affiliates were $15,118 and $34,791 for the nine months ended September 30, 2009 and 2008, respectively.  These costs primarily include real estate tax expense and insurance expense on the parcels we own.  The decrease is due primarily to a decrease in real estate tax expense as the result of a change in tax status for one of the parcels.

Interest income was $936 and $37,461 for the nine months ended September 30, 2009 and 2008, respectively.  Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received.  The decrease for 2009 is due primarily to substantially lower interest rates and the decision to keep cash secure in non-interest bearing accounts which are covered by the U.S. Government’s Temporary Liquidity Guarantee Program.

Other income was $7,175 and $8,225 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in 2009 is due to less transfer fee income as a result of a reduced number of completed transfers.

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

Based on management's evaluation as of September 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of such date to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 13, 2009

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 13, 2009

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 13, 2009