Form 10-K
period 2009-12-31
INLAND LAND APPRECIATION FUND LP
filed 2010-03-12
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes X   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check off if smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  X

The registrant's common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000  (subject to an increase to 30,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2009, we have repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program.  Under this program limited partners could under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sales proceeds.

We purchased on an all-cash basis, 25 parcels of undeveloped land and are engaged in the rezoning and resale of the parcels.  All of the investments were made in the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2009, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our remaining land investments, specifically Parcels 17, 18, 19 and 22.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land. We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

During the year ended December 31, 2009, there were no land sales.  Undistributed net sales proceeds are being retained to fund our operations, including property upgrades. We will evaluate our cash needs during the upcoming year to determine future distributions.

We had no employees during 2009.  Accordingly, we hired no compensation consultants.

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

Item 1(A). Risk Factors

Real Estate Market

Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots. Therefore, it could take some time for these current trends to improve which could result in an even longer holding period than previously estimated.

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

Transfer Limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2009. For the benefit of interested limited partners, we have a relationship with a "qualified matching service" as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the "qualified matching service," we understand that additional partnership units may be transferred or assigned through the "qualified matching service" up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)).  However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g).  If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service”, please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 12, Kendall County, Illinois	90.2710	-	10/31/89
	(.7090		sold 04/26/91)
	(89.5620		sold 03/10/04)

Parcel 13, McHenry County, Illinois	92.7800	-	11/07/89
	(2.0810		sold 09/18/97)
	(90.6990		sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	-	01/03/90
	(10.5300		sold various 1996)
	(5.4680		sold various 1997)
	(68.5584		sold various 1998)

Parcel 16, Kane/Kendall Counties,	72.4187	-	01/29/90
Illinois	(30.9000		sold 07/10/98)
	(10.3910		sold 12/15/99)
	(3.1000		sold 12/12/00)
	(28.0277		sold 05/19/03)

Parcel 17, McHenry County, Illinois	99.9240	72.4140	01/29/90
	(27.5100		sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	69.9670	01/29/90
	(1.0000		sold various 1990)
	(.5200		sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	-	02/28/90
	(.2790		sold 10/17/91)
	(223.8690		sold 02/20/04)

Parcel 21, Kendall County, Illinois	172.4950	-	03/08/90
	(172.4950		sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	203.5250	04/11/90
	(51.0000		conveyed 2008)

Parcel 23, Kendall County, Illinois	140.0210	-	05/08/90
	(4.4100		sold various 1993)
	(35.8800		sold various 1994)
	(3.4400		sold various 1995)
	(96.2910		sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	211.5770	05/23/90
	(12.4570		sold 05/25/90)
	(4.6290		sold 04/01/96)
	(69.82		sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	225.0000	06/01/90

Our general partner anticipates that the land we acquired will produce sufficient income to pay real estate taxes and insurance expense.  Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2009, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

PART II

Item 4. RESERVED

Item 5. Market for Our Limited Partnership Units and Related Security Holder Matters

As of February 8, 2010, there were 2,687 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2009 and 2008, we paid the following distribution to the Illinois Department of Revenue on behalf of the nonresident partners in order to comply with the new Illinois income tax withholding requirements for nonresident partners:

Distribution to:	2009	2008

General partners	$-	-
Limited partners	4,587	-

Total	$4,587	-

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2009, we had recorded no such impairment.

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

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2009, the partnership has an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2009, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990.  As of December 31, 2009, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of December 31, 2009, cumulative distributions to the limited partners have totaled $38,674,493 (which exceeds the original capital) and $4,745,451 to the general partner. Through December 31, 2009, we have used $20,290,082 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of December 31, 2009, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At December 31, 2009, we had cash and cash equivalents of $1,931,278, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our remaining land investments, specifically Parcels 17, 18, 19 and 22.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land.  We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance and real estate taxes.   Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $52,110 and $62,633 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $13,447 and $11,727 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $6,319 and $26,403 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $1,000 and $500 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2009 and 2008, we incurred $0 and $82,637, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $1,400 was unpaid as of December 31, 2009 and 2008, respectively.

Results of Operations

As of December 31, 2009, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 911 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance.  Rental income was $152,003 and $150,164 for the years ended December 31, 2009 and 2008, respectively.  Rental income increased due to an increase in the farm rental rates.  We have engaged the services of a company experienced in modern farm management and in negotiating cash farm leases in an effort to achieve the maximum farm income possible.  The 2010 farm leases for our tillable land have been negotiated and are expected to be fully executed within the first quarter of 2010.  Assuming all negotiated leases are executed and the parties perform as required, it is anticipated that we will see an increase in farm rent.

During the year ended December 31, 2009, there were no land sales. Sales of investment properties of $476,891 and cost of land sold of $142,238 for the year ended December 31, 2008 is the result of the sale of approximately 5.8 acres of Parcel 7.

We have made progress in the land planning process for the three contiguous parcels 17, 18, and 22.  Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock.  Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions.  For land planning purposes, it was our intent to have most if not all three parcels annexed to the City of Woodstock.  We have entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moves the boundary line favorably for us allowing us to proceed with the land planning for these parcels with the City of Woodstock.  The settlement with Bull Valley has the prospect of permitting us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley.  In consideration for the release of land, we conveyed approximately 51 acres of Parcel 22 to the Village of Bull Valley during 2008.  Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley.  With the major annexation hurdles behind us and based on current challenging real estate market conditions and its impact on land development, we believe it is in our best interest to resume our land planning efforts in the future, after there is further improvement in the real estate and financial markets and increased signs of demand for these parcels’ preferred use from commercial and or residential builders.

Professional services to affiliates were $44,988 and $55,128 for the years ended December 31, 2009 and 2008, respectively. Professional services primarily include accounting fees, legal fees and investor service fees. The decrease in professional services to affiliates is due primarily to a decrease in fees for legal services due to less time spent on legal matters pertaining to Bull Valley.

Professional services to non-affiliates were $75,230 and $60,753 for the years ended December 31, 2009 and 2008, respectively.  Professional services to non-affiliates increased for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to an increase in accounting fees for Sarbanes-Oxley related procedures.

General and administrative expenses to affiliates and non-affiliates were $29,731 and $37,620 for the years ended December 31, 2009 and 2008, respectively.  General and administrative expenses primarily include data processing costs, postage and printing costs. The decrease was primarily due to a decrease in printing costs as a result of renegotiating printing contracts.

Marketing expenses to affiliates and non-affiliates were $6,319 and $41,486 for the years ended December 31, 2009 and 2008, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease is due to less advertising costs and less marketing fees as a response to the slowdown in real estate sales.

Land operating expenses to non-affiliates were $22,794 and $45,903 for the years ended December 31, 2009 and 2008, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own.  The decrease is due primarily to a decrease in real estate taxes as the result of a change in tax status for one of the parcels.

Interest income was $6,489 and $43,515 for the years ended December 31, 2009 and 2008, respectively. Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received. The decrease is due primarily to substantially lower interest rates available in the market and the decision to keep cash secure in non-interest bearing accounts for the first three quarters of 2009 which were covered by the U.S. Government’s Temporary Liquidity Guarantee Program.  During the fourth quarter of 2009, cash was invested in a money market account earning an average of 1.8% interest annually.

Other income was $8,850 and $9,275 for the years ended December 31, 2009 and 2008, respectively.  The decrease is due to less transfer fee income as a result of a reduced number of completed transfers.

We determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, we sold the parcel to a third party developer whereby 100% of the sales price was represented by the mortgage loan receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project.  The sale was structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sales proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectability of the receivable was doubtful. As a result, prior to the period ended December 31, 2008, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage loan receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

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

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first as a reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return

Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. For the year ended December 31, 2009, there are no subsequent events.

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2009. For the benefit of  interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 12, 2010

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2009 and 2008

Assets

	2009	2008
Current assets:
Cash and cash equivalents (Note 1)	$1,931,278	1,955,548
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at December 31, 2009 and 2008) (Note 6)	-	-
Mortgage loan receivable (net of allowance for doubtful accounts of $1,233,175 at December 31, 2009 and 2008) (Note 6)	-	-
Other current assets	-	1,573

Total current assets	1,931,278	1,957,121

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at December 31, 2009 and 2008) (Notes 3 and 4):
Land and improvements	13,226,075	13,220,974

Total assets	$15,157,353	15,178,095

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2009 and 2008

Liabilities and Partners' Capital

	2009	2008

Current liabilities:
Accounts payable	$17,807	17,921
Accrued real estate taxes	11,405	17,059
Due to affiliates (Note 3)	14,447	13,627
Unearned income	534	21

Total current liabilities	44,193	48,628

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,698	4,760,815
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,747	15,864
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at December 31, 2009 and 2008, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,898,503	27,910,106
Cumulative cash distributions	(38,674,493)	(38,669,906)

	15,097,413	15,113,603

Total Partners' capital	15,113,160	15,129,467

Total liabilities and Partners' capital	$15,157,353	15,178,095

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2009 and 2008

	2009	2008

Revenues:
Sale of investment property (Note 4)	$-	476,891
Rental income (Note 5)	152,003	150,164

Total revenues	152,003	627,055

Expenses:
Cost of investment property sold	-	142,238
Professional services to affiliates	44,988	55,128
Professional services to non-affiliates	75,230	60,753
General and administrative expenses to affiliates	7,122	7,505
General and administrative expenses to non-affiliates	22,609	30,115
Marketing expenses to affiliates	6,319	26,403
Marketing expenses to non-affiliates	-	15,083
Land operating expenses to non-affiliates	22,794	45,903

Total expenses	179,062	383,128

Operating income (loss)	(27,059)	243,927

Interest income	6,489	43,515
Other income	8,850	9,275

Net income (loss)	$(11,720)	296,717

Net income (loss) allocated to (Note 2):
General Partner	$(117)	(379)
Limited Partners	(11,603)	297,096

Net income (loss)	$(11,720)	296,717

Net loss allocated to the one General Partner Unit	$(117)	(379)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2009 and 2008)	$(.39)	10.04

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2009 and 2008

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2008	$16,243	14,816,507	14,832,750

Net income (loss) (Note 2)	(379)	297,096	296,717

Balance at December 31, 2008	$15,864	15,113,603	15,129,467

Distribution to Partners (Notes 1 and 2)	-	(4,587)	(4,587)
Net income (loss) (Note 2)	(117)	(11,603)	(11,720)

Balance at December 31, 2009	$15,747	15,097,413	15,113,160

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(11,720)	296,717
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment property	-	(334,653)
Changes in assets and liabilities:
Accounts and accrued interest receivable	-	15,182
Other current assets	1,573	(1,573)
Accounts payable	(114)	(76,893)
Accrued real estate taxes	(5,654)	4
Due to affiliates	820	(31,713)
Unearned income	513	(27,041)

Net cash flow used in operating activities	(14,582)	(159,970)

Cash flows from investing activities:
Additions to investments in land and improvements	(5,101)	(425,027)
Proceeds from disposition of investments in land and improvements	-	476,891

Net cash flow provided by (used in) investing activities	(5,101)	51,864

Cash flows from financing activities:
Cash distribution	(4,587)	-

Net cash flow used in financing activities	(4,587)	-

Net decrease in cash and cash equivalents	$(24,270)	(108,106)
Cash and cash equivalents at beginning of year	1,955,548	2,063,654

Cash and cash equivalents at end of year	$1,931,278	1,955,548

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2009 and 2008

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2009, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.  The Partnership maintains our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institutions’ non-performance.

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

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner's allocable share of the Partnership's taxable net income, if the Partner is a foreign person. The Partnership will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.  Similarly, the Partnership is required to pay a withholding tax to the Illinois Department of Revenue for nonresident partners.

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

	2009		2008
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,157,353	18,925,467	15,178,095	18,946,209

Partners' capital:
General Partner	15,747	58,030	15,864	58,144
Limited Partners	15,097,413	18,823,245	15,113,603	18,834,851

Net income (loss) allocated:
General Partner	(117)	(300)	(379)	4
Limited Partners	(11,603)	(30,164)	297,096	324,638

Net income(loss) per Limited Partnership Unit	(.39)	(1.02)	10.04	10.97

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2009 and 2008.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $52,110 and $62,633 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $13,447 and $11,727 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $6,319 and $26,403 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $1,000 and $500 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2009 and 2008, the Partnership incurred $0 and $82,637, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $1,400 were unpaid as of December 31, 2009 and 2008, respectively.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	-
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	-	649,108	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,083	320,961	1,733,795	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,097	11,109	1,028,363	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,519	-	1,157,835	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,370	-	3,322,810	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	99,912	436,638	1,121,969	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,290,082	32,251,076	13,226,075	-

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

(c)

Reconciliation of investment properties owned:

	2009	2008
Balance at January 1,	$13,220,974	12,938,185
Additions during year	5,101	425,027
Sales during year	-	(142,238)

Balance at December 31,	$13,226,075	13,220,974

(d)

The aggregate cost of investment properties owned at December 31, 2009 for Federal income tax purposes was approximately $13,226,000 (unaudited).

(e)

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2009, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

As of December 31, 2009 the Partnership had farm leases of generally one year in duration, for approximately 911 acres of the approximately 1,004 acres owned.

(6) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.  As of December 31, 2009, the mortgage loan receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/09	12/31/08	12/31/09	12/31/09
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

The General Partner determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if the Partnership had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcel to a third party developer whereby 100% of the sales price was represented by the mortgage loan receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company (“LLC”), secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project.  The sale was structured so that the down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project.  As a result of the slower lot sales, the net sales proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectability of the receivable was doubtful. As a result, prior to the period ended December 31, 2008, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage loan receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

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

INLAND LAND APPRECIATION FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(7)  Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. For the year ended December 31, 2009, there are no subsequent events.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2009.

Item 9(A).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B).  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. Our general partner is a wholly owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations including risk oversight.  The directors of the general partner have diverse and lengthy experience in the real estate industry and are well-qualified to guide the Partnership.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2010.

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

DANIEL L. GOODWIN (age 66) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

Housing. Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors, and was inducted into the Hall of Fame of the Chicago Association of Realtors in 2005. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also founded New Directions Affordable Housing Corporation, a not for profit entity.

Education. Mr. Goodwin obtained his bachelor degree from Northeastern Illinois University and his master’s degree from Northern Illinois University. Following graduation, he taught for five years in the Chicago Public Schools. Over the past twenty years, Mr. Goodwin served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.

ROBERT H. BAUM (age 66) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

Following his graduation from Northwestern University School of Law in 1967, Mr. Baum took a teaching position in the Chicago Public School System where he met the three other teaching associates who together with him became the founding principals of Inland. In 1968, he began his practice of law in Chicago with Shulman and Baum, a labor law firm. In January 1973, Mr. Baum joined Inland on a full-time basis as its General Counsel, a position he has held since that time.

Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and The Private Company General Counsel Group. He has also been a guest lecturer for Northwestern University School of Law and the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also an Illinois licensed real estate broker. He has served as a director of American National Bank of DuPage and Inland Bank & Trust and currently serves as a director of Inland Bancorp, Inc., a bank holding company.

Mr. Baum is a past member of the Men's Council of the Museum of Contemporary Art in Chicago. He currently is a Governing Member of the Chicago Symphony Orchestra and is a Sponsor of the Civic Orchestra of Chicago. Mr. Baum also is a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge. Mr. Baum received a bachelor degree from The University of Wisconsin and a juris doctor degree from The Northwestern School of Law.

ROBERT D. PARKS (age 66) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

He received his bachelor degree from Northeastern Illinois University, Chicago, Illinois, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning and the National Association of Real Estate Investment Trusts, or “NAREIT.”

BRENDA G. GUJRAL, (age 66) is president, chief executive officer and director of IREIC. She was president and director of IREIC from July 1987 through September 1992 at which time she took a leave to work in a family business. She returned to IREIC in a part-time position from October 1995 until January 1998 at which time she was again named president and director of IREIC becoming its chief executive officer in January of 2008. She served as president, chief operating officer and a director of Inland Securities Corporation from January 1997 until June 2009, and has been a director of Inland Securities Corporation since January 1997. Ms. Gujral has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in September 2003, and previously served as its chief executive officer until November 2007. She has also served as president and director of Inland American Real Estate Trust, Inc. since its inception in October 2004, the chairman of the board of Inland Real Estate Exchange Corporation since May 2001, and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007. Additionally, she has served as a director of Inland Investment Advisors, Inc. since January 2001, a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008 and vice president of Inland Diversified Business Manager & Advisor, Inc. since its inception in June 2008.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing communication. She works with the internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the Securities Exchange Commission and state securities commissions.

Ms. Gujral has been with the Inland real estate organization for thirty years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon to implement land use legislation for that state. She is a graduate of California State University. Ms. Gujral holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority and is a member of the National Association of Real Estate Investment Trusts and Real Estate Investment Securities Association.

CATHERINE L. LYNCH (age 51) joined the Inland organization in 1989. Ms. Lynch has served as the treasurer and secretary of Inland Real Estate Investment Corporation since January 1995, and as treasurer and secretary of Inland Securities Corp. since June 1995. Ms. Lynch worked for KPMG LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 65) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Real Estate Exchange Corporation since May 2001, a director of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since December 2007. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995. Ms. Matlin has served as the vice president of Inland Diversified Business Manager & Advisor, Inc. since May 2009, and served as its president from June 2008 until May 2009 and Inland Diversified Real Estate Trust, Inc. since June 2008. Ms. Matlin also has served as the president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her bachelor degree from the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA.

GUADALUPE GRIFFIN (age 45) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 47) joined Inland in 2002 and is the Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 33) joined Inland in 2005 and is an assistant counsel of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, Inland Diversified Real Estate Trust, Inc. since June 2008 and Inland Real Estate Business Manager & Advisor, Inc. since June 2008. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Item 11.  Executive Compensation

We do not have any employees, and none of our executive officers receives any compensation from us.  Accordingly, we hired no compensation consultants.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2009, such costs included in general and administrative expenses to affiliates and professional services to affiliates were $52,110 of which $13,447 was unpaid as of December 31, 2009.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed for direct costs.  For the year ended December 31, 2009, we incurred $6,319 of such costs, of which $1,000 was unpaid as of December 31, 2009.

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

Item 14.  Principal Accounting Fees and Services

Fees.  Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, LLP were as follows:

	Years ended December 31,
	2009	2008

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$49,855	43,700

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton.  The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2009 and 2008, respectively, were consistent with maintaining Grant Thornton's independence.

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

Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2009 has been sent to our limited partners.   An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and Principal Executive Officer
Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and Principal Executive Officer
Date:	March 12, 2010

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	March 12, 2010

/s/	DONNA URBAIN

By:	Donna Urbain
Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	March 12, 2010

/s/	ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	March 12, 2010

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Director
Date:	March 12, 2010