Form 10-Q
period 2010-03-31
INLAND LAND APPRECIATION FUND LP
filed 2010-04-30
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3544798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

March 31, 2010 and December 31, 2009

(unaudited)

Assets

	2010	2009
Current assets:
Cash and cash equivalents (Note 1)	$1,976,309	1,931,278
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at March 31, 2010 and December 31, 2009) (Note 5)	-	-
Mortgage loan receivable (net of allowance for doubtful accounts of $1,233,175 at March 31, 2010 and December 31, 2009) (Note 5)	-	-

Total current assets	1,976,309	1,931,278

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at March 31, 2010 and December 31, 2009) (Note 3):
Land and improvements	13,228,511	13,226,075

Total assets	$15,204,820	15,157,353

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

March 31, 2010 and December 31, 2009

(unaudited)

Liabilities and Partners' Capital

	2010	2009

Current liabilities:
Accounts payable	$11,105	17,807
Accrued real estate taxes	14,357	11,405
Due to affiliates (Note 2)	14,996	14,447
Unearned income	52,680	534

Total current liabilities	93,138	44,193

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,683	4,760,698
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,732	15,747
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at March 31, 2010 and December 31, 2009, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,897,040	27,898,503
Cumulative cash distributions	(38,674,493)	(38,674,493)

	15,095,950	15,097,413

Total Partners' capital	15,111,682	15,113,160

Total liabilities and Partners' capital	$15,204,820	15,157,353

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2010 and 2009

(unaudited)

	2010	2009

Revenues:
Rental income (Note 4)	$51,581	37,578

Total revenues	51,581	37,578

Expenses:
Professional services to affiliates	13,103	12,113
Professional services to non-affiliates	29,135	32,789
General and administrative expenses to affiliates	2,559	1,692
General and administrative expenses to non-affiliates	9,860	4,373
Marketing expenses to affiliates	2,385	2,044
Land operating expenses to non-affiliates	3,053	5,114

Total expenses	60,095	58,125

Operating loss	(8,514)	(20,547)

Interest income	5,286	547
Other income	1,750	3,200

Net loss	$(1,478)	(16,800)

Net loss allocated to:
General Partner	$(15)	(168)
Limited Partners	(1,463)	(16,632)

Net loss	$(1,478)	(16,800)

Net loss allocated to the one General Partner Unit	$(15)	(168)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three months ended March 31, 2010 and 2009)	$(.05)	(.56)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(1,478)	(16,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Accounts and accrued interest receivable	-	(6,724)
Accounts payable	(6,702)	(1,257)
Accrued real estate taxes	2,952	4,625
Due to affiliates	549	(1,310)
Unearned income	52,146	28,032

Net cash provided by operating activities	47,467	6,566

Cash flows from investing activities:
Additions to investment properties	(2,436)	(3,788)

Net cash used in investing activities	(2,436)	(3,788)

Cash flows from financing activities:
Distributions	-	(4,587)

Net cash used in financing activities	-	(4,587)

Net increase (decrease) in cash and cash equivalents	$45,031	(1,809)
Cash and cash equivalents at beginning of period	1,931,278	1,955,548

Cash and cash equivalents at end of period	$1,976,309	1,953,739

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2010

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2009 which are included in the Partnership's 2009 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2010, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership's escrow agent holds earnest money deposits from a prospective purchaser when an agreement for sale is executed. Generally, these funds are not the Partnership's until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $15,662 and $13,805 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $14,646 and $13,447 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $2,385 and $2,044 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $350 and $1,000 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the three months ended March 31, 2010 and 2009, the Partnership incurred $356 and $0, respectively, of such costs. Such costs are included in investment properties, of which $0 was unpaid as of March 31, 2010 and December 31, 2009, respectively. The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3)  Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	-
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	-	649,108	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,519	-	1,157,835	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	-	3,322,929	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,292,518	32,251,076	13,228,511	-

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

(c)

Reconciliation of investment properties owned:

	March 31,	December 31,
	2010	2009
Balance at January 1,	$13,226,075	13,220,974
Additions during period	2,436	5,101

Balance at end of period	$13,228,511	13,226,075

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended March 31, 2010, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2010, the Partnership had farm leases of generally one year in duration, for approximately 919 acres of the approximately 1,004 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of March 31, 2010, the mortgage loan receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/10	12/31/09	03/31/10	03/31/10
1	03/31/06	9.00%	$ 1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$ -	-	-	-

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectibility of the receivable was doubtful. As a result, prior to the period ended December 31, 2009, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

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

(6)  Subsequent Events

The Partnership has evaluated all activity through the date these financial statements were issued and has determined that no subsequent events have occurred that would require recognition in the financial statements or notes to the financial statements.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and the mortgage loan receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended March 31, 2010, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2010, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of March 31, 2010, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of March 31, 2010, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of March 31, 2010, cumulative distributions to the limited partners have totaled $38,674,493 (which exceeds the original capital) and $4,745,451 to the general partner. Through March 31, 2010, we have used $20,292,518 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2010, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At March 31, 2010, we had cash and cash equivalents of $1,976,309, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2010 and March 31, 2009, there were no land sales. Undistributed net sales proceeds will be used to cover our operations, including property upgrades, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $15,662 and $13,805 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $14,646 and $13,447 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $2,385 and $2,044 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $350 and $1,000 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2010 and 2009, we incurred $356 and $0, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

Results of Operations

As of March 31, 2010, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 919 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $51,581 and $37,578 for the three months ended March 31, 2010 and 2009, respectively. Rental income increased due to an increase in the farm rental rates.

There were no sales of land parcels for the three months ended March 31, 2010 and 2009. The lack of sales activity for the three months ended March 31, 2010 and 2009 is a result of the depressed real estate market, the slow down in the sales of vacant land and the troubled financial markets.

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

Professional services to affiliates and non-affiliates were $42,238 and $44,902 for the three months ended March 31, 2010 and 2009, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates decreased due to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $12,419 and $6,065 for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to the first time fee incurred for a farm management company. The company is experienced in modern farm management and in negotiating cash farm leases to achieve the maximum farm income possible.

Marketing expenses to affiliates were $2,385 and $2,044 for the three months ended March 31, 2010 and 2009, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.

Land operating expenses to non-affiliates were $3,053 and $5,114 for the three months ended March 31, 2010 and 2009, respectively. These costs primarily include real estate tax expense and insurance expense on the parcels we own. The decrease is due primarily to a decrease in real estate tax expenses due to land conveyances as described above.

Interest income was $5,286 and $547 for the three months ended March 31, 2010 and 2009, respectively. Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received. During the first quarter of 2009, cash was invested in commercial paper while during the first quarter of 2010, cash was invested in a money market account earning higher interest rates.

Other income was $1,750 and $3,200 for the three months ended March 31, 2010 and 2009, respectively. The decrease in 2010 is due to less transfer fee income as a result of a reduced number of completed transfers.

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. We continued to review the project and determined that the collectibility of the receivable was doubtful. As a result, prior to the period ended December 31, 2009, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage receivable. The deferred gain of $60,752 relating to the mortgage loans receivable was also reserved and recorded against bad debt expense.

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

Subsequent Events

The Partnership has evaluated all activity through the date these financial statements were issued and has determined that no subsequent events have occurred that would require recognition in the financial statements or notes to the financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2010. Therefore, we may authorize additional sales of partnership units directly between parties during 2010. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2009, there were no withholdings required. Payment of the required withholding amount for the taxable year ending December 31, 2008 of $4,567 was made to the Illinois Department of Revenue during March 2009. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. During March 2010 and 2009, respectively, we paid $0 and $20 to the Internal Revenue Service on the behalf of foreign partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of March 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	April 30, 2010

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	April 30, 2010

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	April 30, 2010