Form 10-Q
period 2010-09-30
INLAND LAND APPRECIATION FUND LP
filed 2010-11-04
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3544798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

September 30, 2010 and December 31, 2009

(unaudited)

Assets

	2010	2009
Current assets:
Cash and cash equivalents (Note 1)	$1,851,843	1,931,278
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $423,794 at September 30, 2010 and December 31, 2009) (Note 5)	51,223	-

Total current assets	1,903,066	1,931,278

Mortgage loan receivable (net of allowance for doubtful accounts of $1,233,175 at September 30, 2010 and December 31, 2009) (Note 5)	-	-
Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at September 30, 2010 and December 31, 2009) (Note 3):
Land and improvements	13,228,867	13,226,075

Total assets	$15,131,933	15,157,353

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

September 30, 2010 and December 31, 2009

(unaudited)

Liabilities and Partners' Capital

	2010	2009

Current liabilities:
Accounts payable	$1,001	17,807
Accrued real estate taxes	9,076	11,405
Due to affiliates (Note 2)	11,019	14,447
Unearned income	108	534

Total current liabilities	21,204	44,193

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,674	4,760,698
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,723	15,747
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at September 30, 2010 and December 31, 2009, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,896,096	27,898,503
Cumulative cash distributions	(38,674,493)	(38,674,493)

	15,095,006	15,097,413

Total Partners' capital	15,110,729	15,113,160

Total liabilities and Partners' capital	$15,131,933	15,157,353

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Rental income (Note 4)	$52,181	37,989	155,375	113,529

Total revenues	52,181	37,989	155,375	113,529

Expenses:
Professional services to affiliates	8,174	9,325	37,232	31,011
Professional services to non-affiliates	6,430	16,849	44,700	56,420
General and administrative expenses to affiliates	1,042	1,483	7,551	5,500
General and administrative expenses to non- affiliates	3,273	4,187	20,877	18,491
Marketing expenses to affiliates	375	299	3,785	4,394
Marketing expenses to non-affiliates	500	-	500	-
Land operating expenses to non-affiliates	2,443	6,248	65,681	15,118

Total expenses	22,237	38,391	180,326	130,934

Operating income (loss)	29,944	(402)	(24,951)	(17,405)

Interest income	5,402	-	16,012	936
Other income	1,051	1,975	6,508	7,175

Net income (loss)	$36,397	1,573	(2,431)	(9,294)

Net income (loss) allocated to:
General Partner	$364	16	(24)	(93)
Limited Partners	36,033	1,557	(2,407)	(9,201)

Net income (loss)	$36,397	1,573	(2,431)	(9,294)

Net income (loss) allocated to the one General Partner Unit	$364	16	(24)	(93)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and nine months ended September 30, 2010 and 2009)	$1.22	.05	(.08)	(.31)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,431)	(9,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(51,223)	(29,959)
Other current assets	-	1,573
Accounts payable	(16,806)	(7,411)
Accrued real estate taxes	(2,329)	(4,097)
Due to affiliates	(3,428)	(5,464)
Unearned income	(426)	1,930

Net cash used in operating activities	(76,643)	(52,722)

Cash flows from investing activities:
Additions to investment properties	(2,792)	(9,153)

Net cash used in investing activities	(2,792)	(9,153)

Cash flows from financing activities:
Distributions	-	(4,587)

Net cash used in financing activities	-	(4,587)

Net decrease in cash and cash equivalents	(79,435)	(66,462)
Cash and cash equivalents at beginning of period	1,931,278	1,955,548

Cash and cash equivalents at end of period	$1,851,843	1,889,086

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2010

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2010, the Partnership has repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institutions’ non-performance.

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $44,783 and $36,511 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $10,894 and $13,447 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,785 and $4,394 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $125 and $1,000 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the nine months ended September 30, 2010 and 2009, the Partnership incurred $712 and $0, respectively, of such costs. Such costs are included in investment properties, of which $0 was unpaid at September 30, 2010 and December 31, 2009. The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

(3)  Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	-
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	-	649,108	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,875	-	1,158,191	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	-	3,322,929	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,292,874	32,251,076	13,228,867	-

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the nine months ended September 30, 2010 and 2009, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2010, the Partnership had farm leases of generally one year in duration, for approximately 919 acres of the approximately 1,004 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of September 30, 2010, the mortgage loan receivable and the related deferred gain are fully reserved.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/10	12/31/09	09/30/10	09/30/10
1	03/31/06	9.00%	$1,233,175	1,233,175	423,794	60,752

Less allowance for doubtful accounts			1,233,175	1,233,175	423,794	60,752

			$-	-	-	-

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

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our General Partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to us through the mortgage loan payments were lower than anticipated. We continued to review the project and determined that the collectability of the mortgage loan receivable was doubtful. As a result, prior to the period ended December 31, 2009, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage loan receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

The General Partner guaranteed the third party development loan owed by the LLC. In reviewing the development’s financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner acquired the interests in the LLC and paid off the guaranteed debt. The affiliate of the General Partner will complete the development and the sale of the land and remit net sales proceeds, if any, to the Partnership.  Based on our continuing review of the development’s financial situation, the Partnership does not anticipate receiving any sales proceeds.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the nine months ended September 30, 2010, we have not recorded any such impairment.

Cost Allocation – Generally, we use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to determine whether the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of September 30, 2010, we have an allowance for doubtful accounts of $1,233,175 and $423,794 on the remaining mortgage loan receivable and accrued interest receivable, respectively.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of September 30, 2010, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. As of September 30, 2010, we have had multiple sales transactions, through which we have disposed of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of September 30, 2010, cumulative distributions to the limited partners have totaled $38,674,493, which is equivalent to 129% of the original capital raised which was $30,000,000, and $4,745,451 to the general partner. Through September 30, 2010, we have used $20,292,874 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2010, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At September 30, 2010, we had cash and cash equivalents of $1,851,843, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2010, there were no land sales. We do not anticipate any land sales through the remainder of this calendar year.  If sales occur, net sales proceeds will be used to cover our operations, including land improvements and land use activities, and for distributions. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $44,783 and $36,511 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $10,894 and $13,447 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $3,785 and $4,394 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $125 and $1,000 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2010 and 2009, we incurred $712 and $0, respectively, of such costs. Such costs are included in investment properties, of which $0 was unpaid at September 30, 2010 and December 31, 2009. The affiliate did not recognize a profit on any project.

Results of Operations

As of September 30, 2010, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 919 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $155,375 and $113,529 for the nine months ended September 30, 2010 and 2009, respectively. Rental income increased due to an increase in the farm rental rates.

There were no sales of land parcels for the nine months ended September 30, 2010 and 2009. The lack of sales activity for the nine months ended September 30, 2010 and 2009 is a result of the depressed real estate market, the slow down in the sales of vacant land and the troubled financial markets.

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

Professional services to affiliates and non-affiliates were $81,932 and $87,431 for the nine months ended September 30, 2010 and 2009, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates decreased due to a decrease in accounting fees paid for Sarbanes-Oxley related procedures.

General and administrative expenses to affiliates and non-affiliates were $28,428 and $23,991 for the nine months ended September 30, 2010 and 2009, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to the first time fee incurred for a farm management company. The company is experienced in modern farm management and in negotiating cash farm leases to achieve the maximum farm income possible.

Marketing expenses to affiliates and non-affiliates were $4,285 and $4,394 for the nine months ended September 30, 2010 and 2009, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease for 2010 is due to less marketing fees as a response to the continued slowdown in real estate sales.

Land operating expenses to non-affiliates were $65,681 and $15,118 for the nine months ended September 30, 2010 and 2009, respectively. These costs primarily include real estate tax expense and grounds maintenance expense on the parcels we own. The increase is due primarily to the approximately $56,000 fee paid to the United City of Yorkville for the required future water main extension improvements relative to the Yorkville Business Center.  This obligation was secured by a performance bond guaranteed by the Partnership, which has now been fully released.

Interest income was $16,012 and $936 for the nine months ended September 30, 2010 and 2009, respectively. Interest income is primarily a result of the cash available to invest on a short term basis.  During the nine months ended September 30, 2009, cash was invested in commercial paper while during the nine months ending September 30, 2010, cash was invested in a money market account earning higher interest rates.

Other income was $6,508 and $7,175 for the nine months ended September 30, 2010 and 2009, respectively. Other income is due to transfer fee income as a result of the number of completed transfers as well as miscellaneous receipts. The decrease in other income for 2010 is due to less transfer fee income as a result of a reduced number of completed transfers.

We determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, in a prior year, we sold the parcel to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. The sale was structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (Parcel Capital) plus approximately a 6% return per annum on the Parcel Capital through the date of the distribution.

The velocity of the developer's individual lot sales was slower than originally projected and consequently the developer's carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sale proceeds available to us through the mortgage loan payments were lower than anticipated. We continued to review the project and determined that the collectability of the mortgage loan receivable was doubtful. As a result, prior to the period ended December 31, 2009, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage loan receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

Our general partner guaranteed the third party development loan owed by the LLC. In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the guaranteed debt. The affiliate of the general partner will complete the development and sale of the land and remit net sales proceeds, if any, to the Partnership. Based on our continuing review of the development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivable. Our limited partners received distributions that equated to the Parcel Capital plus approximately a 6% return per annum on the Parcel Capital through the date of the distribution.

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

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2009, there were no withholdings required. Payment of the required withholding amount for the taxable year ending December 31, 2008 of $4,567 was made to the Illinois Department of Revenue during March 2009. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ending September 30, 2010 and 2009, respectively, we paid $0 and $20 to the Internal Revenue Service on the behalf of foreign partners.

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

Based on management's evaluation as of September 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Securities and Exchange Commission rules that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 4, 2010

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 4, 2010

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 4, 2010