Form 10-K
period 2010-12-31
INLAND LAND APPRECIATION FUND LP
filed 2011-03-09
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3544798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL 60523

(Address of principal executive offices)(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1.	Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to an increase to 30,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2010, we had repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 25 parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2010, we have had multiple sales transactions, disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our remaining land investments. Zoning discussions and land planning have progressed on Parcels 17, 18, 19 and 22.

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

During the year ended December 31, 2010, there were no land sales. Previously undistributed net sales proceeds are being retained to fund our operations, including land improvements. We will evaluate our cash needs during the upcoming year to determine future distributions.

We had no employees during 2010. Accordingly, we hired no compensation consultants.

Our general partner and its affiliates provide services to us. Our general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner performs marketing and advertising services for us and is reimbursed for direct costs. An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our parcels for sale and is reimbursed for salaries and direct costs.

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Real Estate Market

Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land, as developers continue to dispose of excess inventories and have difficulty in obtaining financing for new projects. Therefore, it could take some time for these current trends to improve which could result in an even longer holding period than previously estimated.

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We will conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities. There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes local residents oppose our efforts. Sometimes local authorities require us to spend funds to facilitate future development of the land as a condition of rezoning or to continue a special land use. There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

In addition, the value of our land is affected by the drainage pattern of such land and the surrounding area, the susceptibility of such land to flooding and the possibility that such land might be classified as “wetlands” by a government agency, thereby inhibiting or precluding development of the parcel.

Nature of Farm Leases and Limited Current Income. With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income. Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes). At the same time, our farm rental revenue is subject to a farm tenant’s ability to pay the contracted rent, which depends on circumstances such as fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

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

Transfer Limit. In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2010. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service,” we understand that additional limited partnership units may be transferred or assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of limited partnership units through this “qualified matching service”, please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Federal Income Tax Aspects

Potential Receipt of UBTI. The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income (“UBTI”) and affect limited partners that are tax-exempt entities.

Item 1(B).	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We acquired fee ownership of the following real property investments:

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 1, Kendall County, Illinois	84.7360	—	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	—	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	—	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	—	04/18/89
	(.4860		sold 02/28/91)
	(27.5850		sold 08/25/95)
	(4.4017		sold various 2001)
	(2.1400		sold various 2002)
	(23.0933		sold various 2003)
	(6.7800		sold various 2004)
	(4.7900		sold various 2005)

Parcel 5, Kendall County, Illinois	372.2230	—	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

Parcel 6, Kendall County, Illinois	78.3900	—	06/21/89
	(3.9500		sold 11/01/00)
	(30.0000		sold 07/12/05)
	(33.4270		sold 07/27/06)
	(11.0130		sold 08/22/07)

Parcel 7, Kendall County, Illinois	77.0490	—	06/21/89
	(71.2070		sold 08/22/07)
	(5.8420		sold 03/20/08)

Parcel 8, Kendall County, Illinois	5.0000	—	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	—	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

As part of the purchase agreement for parcel 5, we were required to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 12, Kendall County, Illinois	90.2710	—	10/31/89
	(.7090		sold 04/26/91)
	(89.5620		sold 03/10/04)

Parcel 13, McHenry County, Illinois	92.7800	—	11/07/89
	(2.0810		sold 09/18/97)
	(90.6990		sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	—	01/03/90
	(10.5300		sold various 1996)
	(5.4680		sold various 1997)
	(68.5584		sold various 1998)

Parcel 16, Kane/Kendall Counties, Illinois	72.4187	—	01/29/90
	(30.9000		sold 07/10/98)
	(10.3910		sold 12/15/99)
	(3.1000		sold 12/12/00)
	(28.0277		sold 05/19/03)

Parcel 17, McHenry County, Illinois	99.9240	72.4140	01/29/90
	(27.5100		sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	69.9670	01/29/90
	(1.0000		sold various 1990)
	(.5200		sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	—	02/28/90
	(.2790		sold 10/17/91)
	(223.8690		sold 02/20/04)

Parcel 21, Kendall County, Illinois	172.4950	—	03/08/90
	(172.4950		sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	203.5250	04/11/90
	(51.0000		conveyed 2008)

Parcel 23, Kendall County, Illinois	140.0210	—	05/08/90
	(4.4100		sold various 1993)
	(35.8800		sold various 1994)
	(3.4400		sold various 1995)
	(96.2910		sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	211.5770	05/23/90
	(12.4570		sold 05/25/90)
	(4.6290		sold 04/01/96)
	(69.82		sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	225.0000	06/01/90

Our general partner anticipates that the land we acquired will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus a 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2010, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3.	Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4.	RESERVED

PART II

Item 5.	Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 8, 2011, there were 2,663 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2010 and 2009, we paid the following distribution to the Illinois Department of Revenue on behalf of the nonresident partners in order to comply with the Illinois income tax withholding requirements for nonresident partners:

Distribution to:	2010	2009

General partner	$—	—
Limited partners	—	4,587

Total	$—	4,587

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local “no growth” or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2010, we had recorded no such impairment.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to determine whether the carrying value of each mortgage loan receivable, if any, is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management’s continuous process of analyzing each mortgage loan receivable. As of December 31, 2010, the remaining mortgage loan receivable and the related accrued interest receivable are formally written off.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2010, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through December 31, 2010, we have had multiple sales transactions, disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of December 31, 2010, cumulative distributions to the limited partners have totaled $38,674,493 (which exceeds the original capital) and $4,745,451 to the general partner. Through December 31, 2010, we have used $20,292,874 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2010, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At December 31, 2010, we had cash and cash equivalents of $1,912,181, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

If land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in pre-development activity on several of our remaining land investments, specifically Parcels 17, 18, 19 and 22, being approximately 409.6 acres in McHenry County, Illinois.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $53,522 and $52,110 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $5,618 and $13,447 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $3,798 and $6,319 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $138 and $1,000 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of the general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2010 and 2009, we incurred $712 and $0, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which all was paid as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2010, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 919 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $207,365 and $152,003 for the years ended December 31, 2010 and 2009, respectively. Rental income increased due to an increase in the farm rental rates as a result of engaging the services of a company experienced in modern farm management and in negotiating cash farm leases in an effort to achieve the maximum farm income possible. The 2011 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2011.

There were no sales of land parcels for the years ended December 31, 2010 and 2009. The lack of sales activity for the years ended December 31, 2010 and 2009 is a result of the depressed real estate market, the slow down in the sales of vacant land and the troubled financial markets.

We have made progress in the land planning process for the three contiguous parcels 17, 18, and 22. Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock. Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions. For land planning purposes, it was our intent to have most if not all three parcels annexed to the City of Woodstock. In 2008, we entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moves the boundary line favorably for us allowing us to proceed with the land planning for these parcels with the City of Woodstock. The settlement with Bull Valley has the prospect of permitting us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, we conveyed approximately 51 acres of Parcel 22 to the Village of Bull Valley during 2008. Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley. With the major annexation hurdles behind us and based on current challenging real estate market conditions and its impact on land development, we believe it is in our best interest to resume our land planning efforts in the future, after there is further improvement in the real estate and financial markets and increased signs of demand for these parcels’ preferred use from commercial and /or residential builders.

Professional services to affiliates were $46,216 and $44,988 for the years ended December 31, 2010 and 2009, respectively. Professional services primarily include accounting fees, legal fees and investor service fees. The increase in professional services to affiliates is due primarily to a small increase in fees for legal services and accounting fees.

Professional services to non-affiliates were $76,593 and $75,230 for the years ended December 31, 2010 and 2009, respectively. Professional services to non-affiliates increased for the year ended December 31, 2010 compared to the year ended December 31, 2009, due to an increase in legal fees.

General and administrative expenses to affiliates and non-affiliates were $36,518 and $29,731 for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses primarily include data processing costs, postage and printing costs. General and administrative expenses to affiliates and non-affiliates increased due primarily to the first time fee incurred in 2010 for a farm management company. The farm management company is experienced in modern farm management and in negotiating cash farm leases to achieve greater farm income.

Marketing expenses to affiliates and non-affiliates were $4,357 and $6,319 for the years ended December 31, 2010 and 2009, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease is due to less advertising costs and less marketing fees as a response to the continued slowdown in real estate sales.

Land operating expenses to non-affiliates were $75,289 and $22,794 for the years ended December 31, 2010 and 2009, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own. The increase is due primarily to the approximately $56,000 fee paid to the United City of Yorkville for the required future water main extension improvements relative to the Yorkville Business Center. This obligation was secured by a performance bond guaranteed by the Partnership, which has now been fully released.

Interest income was $21,662 and $6,489 for the years ended December 31, 2010 and 2009, respectively. Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received. During the year ended December 31, 2009, cash was invested in commercial paper while during the year ended December 31, 2010, cash was invested in a money market account earning higher interest rates.

Other income was $9,208 and $8,850 for the years ended December 31, 2010 and 2009, respectively. Other income is due primarily to transfer fee income as a result of the number of completed transfers. The number of completed transfers for 2010 is consistent with 2009.

We determined that the maximum value of Parcel 1 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, in 1997 we sold the parcel to a third party developer whereby 100% of the sales price was represented by the mortgage loan receivable from the buyer. The transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. The sale was structured so that the deferred down payment received was sufficient to provide a distribution to our limited partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer’s individual lot sales was slower than originally projected and consequently the developer’s carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sales proceeds available to us through the mortgage loan payments were lower than anticipated. We continued to review the project and determined that the collectability of the mortgage loan receivable was doubtful. As a result, prior to the period ended December 31, 2008, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage loan receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

Our general partner guaranteed the third party development loans owed by the LLC. In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to us. An affiliate of our general partner acquired the interest in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of the projects. Based on current market conditions, the general partner believes the affiliate will not receive proceeds in excess of the amount it has allocated to this land. Therefore, further proceeds will not be available for the partnership. As of December 31, 2010, the mortgage loan receivable and the related accrued interest receivable are formally written off. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Our Partnership Agreement

Our partnership agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments and receives a special allocation of expenses in a like amount.

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

As a general rule, net sales proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sales proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital. However, with respect to each parcel of land, the general partner’s 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital, plus a 6% per annum noncompounded cumulative preferred return thereon.

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

Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. For the year ended December 31, 2010, there are no subsequent events.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2010. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfer of units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of limited partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations in regards to Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable years ending December 31, 2010 and 2009, respectively, there were no withholdings required. Payment of the required withholding amount for the taxable year ending December 31, 2008 of $4,567 was made to the Illinois Department of Revenue during March 2009. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the year ending December 31, 2010 and 2009, respectively, we paid $0 and $20 to the Internal Revenue Service on the behalf of foreign partners.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 9, 2011

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

December 31, 2010 and 2009

Assets

	2010	2009
Current assets:
Cash and cash equivalents (Note 1)	$1,912,181	1,931,278
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $0 and $423,794 at December 31, 2010 and 2009, respectively) (Note 6)	—	—

Total current assets	1,912,181	1,931,278

Mortgage loan receivable (net of allowance for doubtful accounts of $0 and $1,233,175 at December 31, 2010 and 2009, respectively) (Note 6)	—	—
Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at December 31, 2010 and 2009) (Note 4):
Land and improvements	13,228,867	13,226,075

Total assets	$15,141,048	15,157,353

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

December 31, 2010 and 2009

Liabilities and Partners’ Capital

	2010	2009
Current liabilities:
Accounts payable	$10,000	17,807
Accrued real estate taxes	12,870	11,405
Due to affiliates (Note 3)	5,756	14,447
Unearned income	—	534

Total current liabilities	28,626	44,193

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,691	4,760,698
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,740	15,747

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at December 31, 2010 and 2009, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,897,772	27,898,503
Cumulative cash distributions	(38,674,493)	(38,674,493)

	15,096,682	15,097,413

Total Partners’ capital	15,112,422	15,113,160

Total liabilities and Partners’ capital	$15,141,048	15,157,353

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2010 and 2009

	2010	2009

Revenues:
Rental income (Note 5)	$207,365	152,003

Total revenues	207,365	152,003

Expenses:
Professional services to affiliates	46,216	44,988
Professional services to non-affiliates	76,593	75,230
General and administrative expenses to affiliates	7,306	7,122
General and administrative expenses to non-affiliates	29,212	22,609
Marketing expenses to affiliates	3,798	6,319
Marketing expenses to non-affiliates	559	—
Land operating expenses to non-affiliates	75,289	22,794

Total expenses	238,973	179,062

Operating loss	(31,608)	(27,059)

Interest income	21,662	6,489
Other income	9,208	8,850

Net loss	$(738)	(11,720)

Net loss allocated to (Note 2):
General Partner	$(7)	(117)
Limited Partners	(731)	(11,603)

Net loss	$(738)	(11,720)

Net loss allocated to the one General Partner Unit	$(7)	(117)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2010 and 2009)	$(.02)	(.39)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2010 and 2009

	General Partner	Limited Partners	Total

Balance at January 1, 2009	$15,864	15,113,603	15,129,467

Distribution to Partners (Notes 1 and 2)	—	(4,587)	(4,587)
Net loss (Note 2)	(117)	(11,603)	(11,720)

Balance at December 31, 2009	$15,747	15,097,413	15,113,160

Net loss (Note 2)	(7)	(731)	(738)

Balance at December 31, 2010	$15,740	15,096,682	15,112,422

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(738)	(11,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Other current assets	—	1,573
Accounts payable	(7,807)	(114)
Accrued real estate taxes	1,465	(5,654)
Due to affiliates	(8,691)	820
Unearned income	(534)	513

Net cash flow used in operating activities	(16,305)	(14,582)

Cash flows from investing activities:
Additions to investments in land and improvements	(2,792)	(5,101)

Net cash flow used in investing activities	(2,792)	(5,101)

Cash flows from financing activities:
Cash distribution	—	(4,587)

Net cash flow used in financing activities	—	(4,587)

Net decrease in cash and cash equivalents	$(19,097)	(24,270)
Cash and cash equivalents at beginning of year	1,931,278	1,955,548

Cash and cash equivalents at end of year	$1,912,181	1,931,278

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2010 and 2009

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund, L.P. (the “Partnership”) was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, the Partnership commenced an Offering of 10,000 (subject to increase to 30,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The Offering terminated on October 6, 1989, with total sales of 30,000 Units, at $1,000 per Unit, not including the General Partner or the Initial Limited Partner. All of the holders of these Units were admitted to this Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through December 31, 2010, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through the Unit Repurchase Program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners’ capital accounts.

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

The Partnership’s escrow agent holds earnest money deposits for the purchase of parcels. Generally, these funds are not the Partnership’s until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

Except as described in footnote (b) to Note 4 of these notes, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

A presentation of information about operating segments would not be material to an understanding of the Partnership’s business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, the Partnership would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. These factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner’s allocable share of the Partnership’s taxable net income if the Partner is a foreign person. Similarly, the Partnership is required to pay a withholding tax to the Illinois Department of Revenue for nonresident partners. The Partnership will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership’s records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership’s accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

	2010		2009
	GAAP Basis	Tax Basis (unaudited)	GAAP Basis	Tax Basis (unaudited)

Total assets	$15,141,048	18,909,162	15,157,353	18,925,467

Partners’ capital:
General Partner	15,740	58,023	15,747	58,030
Limited Partners	15,096,682	18,822,514	15,097,413	18,823,245

Net loss allocated:
General Partner	(7)	(16,582)	(117)	(300)
Limited Partners	(731)	(1,641,659)	(11,603)	(30,164)

Net loss per Limited Partnership Unit	(.02)	(55.47)	(.39)	(1.02)

The net loss per Unit is based upon the weighted average number of Units of 29,593 during 2010 and 2009.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Partnership Agreement

The Partnership Agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to the Partnership’s land during a given year exceed revenues of the Partnership, the General Partner will make a Supplemental Capital Contribution of such amount to the Partnership to ensure that it has sufficient funds to make such payments and receives a special allocation of expenses in a like amount.

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

As a general rule, Net Sales Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sales Proceeds (i) a return of their Original Capital plus (ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital. However, with respect to each parcel of land, the General Partner’s 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel (“Parcel Capital”) plus a 6% per annum noncompounded Cumulative Preferred Return thereon.

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $53,522 and $52,110 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $5,618 and $13,447 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,798 and $6,319 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $138 and $1,000 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2010 and 2009, the Partnership incurred $712 and $0, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which all was paid as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties

Initial Costs
Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Gain on Sale Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	—	—
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	—	—
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	—	202,305	—	—
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	—	—
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	—	—
		(Option )	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	—	—
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	—	—
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

				Initial Costs
Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Gain on Sale Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	—	65,113	—	—
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	—	703,986	—

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	—	—
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	—	438,391	—

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	—	—
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	—	—
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	—	649,108	—

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	—	—
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	—	—
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	—
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

				Initial Costs
Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Gain on Sale Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	—
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	638,875	—	1,158,191	—

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	—	—
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	—	—
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	—	3,322,929	—
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	—	—
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	—
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	—	3,069,818	—

	Totals			$23,624,761	1,562,308	25,187,069	20,292,874	32,251,076	13,228,867	—

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital and distributions to the Partners.

(c)	Reconciliation of investment properties owned:

	2010	2009
Balance at January 1,	$13,226,075	13,220,974
Additions during year	2,792	5,101

Balance at December 31,	$13,228,867	13,226,075

(d)	The aggregate cost of investment properties owned at December 31, 2010 for Federal income tax purposes was approximately $13,229,000 (unaudited).

(e)	On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. The aforementioned indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2010, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2010 the Partnership had farm leases of generally one year in duration, for approximately 919 acres of the approximately 1,004 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(6) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. As of December 31, 2010, the mortgage loan receivable, the related accrued interest and the related deferred gain are formally written off.

Parcel	Maturity	Interest Rate	Principal Balance 12/31/10	Principal Balance 12/31/09	Accrued Interest Receivable 12/31/10	Deferred Gain 12/31/10
1	03/31/06	9.00%	$—	1,233,175	—	—

Less allowance for doubtful accounts			—	1,233,175	—	—

			$—	—	—	—

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

The velocity of the developer’s individual lot sales was slower than originally projected and consequently the developer’s carrying costs were higher. The developer obtained a loan from an affiliate of our general partner. These funds were used for operating costs and to continue the development of the project. As a result of the slower lot sales, the net sales proceeds available to us through the mortgage loan payments were lower than anticipated. We continued to review the project and determined that the collectability of the mortgage loan receivable was doubtful. As a result, prior to the period ended December 31, 2008, we elected to reserve $1,233,175 of principal and $423,794 of accrued interest relating to the mortgage loan receivable. The deferred gain of $60,752 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense.

The General Partner guaranteed the third party development loans owed by the LLC. In reviewing the development’s financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of the General Partner acquired the interests in the LLC and paid off the guaranteed debt. The affiliate of the General Partner will complete the development and the sale of the land. Based on current market conditions, the general partner believes the affiliate will not receive proceeds in excess of the amount it has allocated to this land. Therefore, further proceeds will not be available for the partnership. As of December 31, 2010, the mortgage loan receivable and the related accrued interest receivable are formally written off. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(7) Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. For the year ended December 31, 2010, there are no subsequent events.

Item 9.	Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2010.

Item 9(A).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B).	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Our general partner has a code of ethics that applies to all of its employees. We will provide the code of ethics free of charge upon written request to our customer relations group in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2011.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Brenda G. Gujral	Director and Chief Executive Officer of IREIC and principal executive officer of the Partnership
Brian Conlon	President of IREIC
Catherine L. Lynch	Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Vice President of IREIC-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 67) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

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

ROBERT H. BAUM (age 67) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

Mr. Baum is a past member of the Men’s Council of the Museum of Contemporary Art in Chicago. He currently is a Governing Member of the Chicago Symphony Orchestra and is a Sponsor of the Civic Orchestra of Chicago. Mr. Baum also is a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge. Mr. Baum received a bachelor degree from The University of Wisconsin and a juris doctor degree from The Northwestern University School of Law.

ROBERT D. PARKS (age 67) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from

August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 68) serves as chief executive officer and a director of IREIC. She served as president and a director of IREIC from July 1987 through June 1992. She was again named president and a director of IREIC upon her return to IREIC in January 1998, and served as president until January 2011. She has been a director of Inland Securities Corporation since January 1997, and served as its president and chief operating officer from January 1997 to June 2009. Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc. since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003, serving as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral oversees and works closely with IREIC’s president to administer to the daily operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication. Ms. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.

Ms. Gujral has been with the Inland organization for thirty one years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of the National Association of Real Estate Investment Trusts (“NAREIT”), the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).

BRIAN M. CONLON (age 51) has been president of Inland Real Estate Investment Corporation since January 2011, and also serves as director and president of Inland Securities Corporation. He has held these positions since July 2009 and June 2009, respectively. Mr. Conlon joined Inland Securities Corporation as executive vice president in September 1999 and served in that position until June 2009. Prior to joining Inland, Mr. Conlon was executive vice president and chief operating officer of Wells Real Estate Funds, where he was responsible for overseeing day-to-day operations of the company’s real estate investment and capital raising initiatives. Mr. Conlon served on the national board of directors for the Financial Planning Association in 2001 and 2002. Mr. Conlon received his bachelor’s degree (BBA) from Georgia State University in Atlanta, Georgia and received a master’s degree in business administration (MBA) from the University of Dallas, in Dallas, Texas. Mr. Conlon has earned the certified financial planner (CFP) and certified commercial investment member (CCIM) designations and holds Series 7, 24 and 63 certifications with FINRA.

CATHERINE L. LYNCH (age 52) joined the Inland organization in 1989 and is currently the chief financial officer and secretary of IREIC and Inland Securities Corporation. Ms. Lynch had served as the treasurer and secretary of IREIC since January 1995 and as treasurer and secretary of Inland Securities Corporation since June 1995. Ms. Lynch worked for KPMG LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State

University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 66) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995. She served as president of Inland Securities Corporation from July 1995 to March 1997 and since July 1995 has served as a director of Inland Securities Corporation and since March 1997 has served as Inland Securities Corporation’s vice president. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She has been president of Inland American Business Manager & Advisor since October 2004. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Ms. Matlin also has been a director of Inland Institutional Capital Partners Corporation since May 2006, and a director of Pan American Bank since December 2007. Ms. Matlin is the vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. Since April 2009 she has served as president of Inland Opportunity Business Manager & Advisor, Inc.

Prior to joining IREIC, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 licenses from FINRA and is a member of the Investment Program Association and the Real Estate Securities Association.

GUADALUPE GRIFFIN (age 46) joined Inland in 1994. Ms. Griffin serves as vice president of IREIC and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Ms. Griffin also serves as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 48) joined Inland in 2002 and is the principal financial officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 34) joined Inland in 2005 and is an assistant counsel of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, Inland Diversified Real Estate Trust, Inc. since June 2008 and Inland Real Estate Business Manager & Advisor, Inc. since June 2008. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our partnership agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments and receive a special allocation of expenses in a like amount.

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

As a general rule, net sales proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sales proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital. However, with respect to each parcel of land, the general partner’s 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital, plus a 6% per annum noncompounded cumulative preferred return thereon.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration (as set forth under terms of the partnership agreement). For the year ended December 31, 2010, such costs included in general and administrative expenses to affiliates and professional services to affiliates were $53,522 of which $5,618 was unpaid as of December 31, 2010.

An affiliate of the general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2010, we incurred $3,798 of such costs, of which $138 was unpaid as of December 31, 2010.

An affiliate of the general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2010, we incurred $712 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which all was paid as of December 31, 2010.

As of December 31, 2010, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not maintain any equity compensation plans.

(a)	No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)	The officers and directors of our general partner own as a group the following units of our partnership:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Limited partnership units	170 Units, directly	Less than 1%

No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

(c)	There exists no arrangement, known to us, the operation of which may at a subsequent date result in a change in our control.

Item 13.	Certain Relationships and Related Transactions

We do not currently have written, formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of the SEC Regulation S-K. Our policies, however, contain provisions setting forth an ability to engage in certain transactions. Our audit committee reviews all of these transactions as well as any related party transactions.

There were no significant transactions or business relationships with the general partner, its affiliates or their management other than those described in Item 7 (Transactions with Related Parties) above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

Item 14.	Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, LLP were as follows:

	Years ended December 31,
	2010	2009
Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$45,224	49,855

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2010 and 2009, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

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

No annual report or proxy material for the year 2010 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 9, 2011

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	March 9, 2011

/s/	DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	March 9, 2011

/s/	ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 9, 2011

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 9, 2011