Form 10-Q
period 2011-03-31
INLAND LAND APPRECIATION FUND LP
filed 2011-05-02
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3544798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

March 31, 2011 and December 31, 2010

(unaudited)

Assets

	2011	2010
Current assets:
Cash and cash equivalents (Note 1)	$1,978,040	1,912,181

Total current assets	1,978,040	1,912,181

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at March 31, 2011 and December 31, 2010) (Note 3):
Land and improvements	13,229,967	13,228,867

Total assets	$15,208,007	15,141,048

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

March 31, 2011 and December 31, 2010

(unaudited)

Liabilities and Partners' Capital

	2011	2010

Current liabilities:
Accounts payable	$12,180	10,000
Accrued real estate taxes	16,201	12,870
Due to affiliates (Note 2)	14,579	5,756
Unearned income	54,820	-

Total current liabilities	97,780	28,626

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,760,669	4,760,691
Cumulative cash distributions	(4,745,451)	(4,745,451)

	15,718	15,740
Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at March 31, 2011 and December 31, 2010, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,895,599	27,897,772
Cumulative cash distributions	(38,674,493)	(38,674,493)

	15,094,509	15,096,682

Total Partners' capital	15,110,227	15,112,422

Total liabilities and Partners' capital	$15,208,007	15,141,048

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2011 and 2010

(unaudited)

	2011	2010

Revenues:
Rental income (Note 4)	$53,114	51,581

Total revenues	53,114	51,581

Expenses:
Professional services to affiliates	11,427	13,103
Professional services to non-affiliates	33,735	29,135
General and administrative expenses to affiliates	4,443	2,559
General and administrative expenses to non-affiliates	9,063	9,860
Marketing expenses to affiliates	365	2,385
Land operating expenses to non-affiliates	3,581	3,053

Total expenses	62,614	60,095

Operating loss	(9,500)	(8,514)

Interest income	5,255	5,286
Other income	2,050	1,750

Net loss	$(2,195)	(1,478)

Net loss allocated to:
General Partner	$(22)	(15)
Limited Partners	(2,173)	(1,463)

Net loss	$(2,195)	(1,478)

Net loss allocated to the one General Partner Unit	$(22)	(15)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three months ended March 31, 2011 and 2010)	$(.07)	(.05)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(2,195)	(1,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Accounts payable	2,180	(6,702)
Accrued real estate taxes	3,331	2,952
Due to affiliates	8,823	549
Unearned income	54,820	52,146

Net cash provided by operating activities	66,959	47,467

Cash flows from investing activities:
Additions to investment properties	(1,100)	(2,436)

Net cash used in investing activities	(1,100)	(2,436)

Net increase in cash and cash equivalents	$65,859	45,031
Cash and cash equivalents at beginning of period	1,912,181	1,931,278

Cash and cash equivalents at end of period	$1,978,040	1,976,309

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2011

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2010 which are included in the Partnership's 2010 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the "Partnership"), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Through March 31, 2011, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institutions’ non-performance.

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

Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $15,870 and $15,662 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $14,479 and $5,618 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $365 and $2,385 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $100 and $138 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the three months ended March 31, 2011 and 2010, the Partnership incurred $0 and $356, respectively, of such costs. When incurred, such costs are included in investment properties, of which all was paid as of December 31, 2010. The affiliate did not recognize a profit on any project.

As of March 31, 2011 and December 31, 2010, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3)  Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	-	-
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	-	-
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	-	202,305	-	-
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	-	-
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	-	-
		(Option)	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	-	-
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	-	-
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	-	65,113	-	-
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	-	703,986	-

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	-	-
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	-	438,391	-

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	-	-
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	-	-
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	-	649,108	-

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	-	-
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	-	-
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	-
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3)  Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	-
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	639,975	-	1,159,291	-

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	-	-
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	-	-
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	-	3,322,929	-
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	-	-
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	-
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	-	3,069,818	-

	Totals			$23,624,761	1,562,308	25,187,069	20,293,974	32,251,076	13,229,967	-

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

(c)

Reconciliation of investment properties owned:

	March 31, 2011	December 31, 2010
Balance at January 1,	$13,228,867	13,226,075
Additions during period	1,100	2,792

Balance at end of period	$13,229,967	13,228,867

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the three months ended March 31, 2011, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2011, the Partnership had farm leases of generally one year in duration, for approximately 921 acres of the approximately 1,004 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5)  Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. There are no subsequent events to report that would have a material impact on the Partnership’s financial statements.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value and classify our investment properties, the allocation of costs of investment properties and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the three months ended March 31, 2011, we had recorded no such impairment.

Cost Allocation – We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of March 31, 2011, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 12, 1988 and October 6, 1989, we sold 30,000 limited partnership units to the public at $1,000 per unit resulting in $30,000,000 in gross offering proceeds.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through March 31, 2011, we have had multiple sales transactions disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of March 31, 2011, cumulative distributions to the limited partners have totaled $38,674,493, which is equivalent to 129% of the original capital raised which was $30,000,000 and $4,745,451 to the general partner. Through March 31, 2011, we have used $20,293,974 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2011, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At March 31, 2011, we had cash and cash equivalents of $1,978,040, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2011, there were no land sales. If land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in pre-development activity on several of our remaining land investments, specifically Parcels 17, 18, 19 and 22, being approximately 410 acres in McHenry County, Illinois.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have not seen an increase in the residential real estate market and new home starts in these middle class communities remain weak. That, coupled with stricter lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $15,870 and $15,662 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $14,479 and $5,618 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $365 and $2,385 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $100 and $138 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2011 and 2010, we incurred $0 and $356, respectively, of such costs. When incurred, such costs are included in investment properties, of which all was paid as of December 31, 2010. The affiliate did not recognize a profit on any project.

As of March 31, 2011 and December 31, 2010, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of March 31, 2011, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 921 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $53,114 and $51,581 for the three months ended March 31, 2011 and 2010, respectively. Rental income increased due to an increase in the farm rental rates.

There were no sales of land parcels for the three months ended March 31, 2011 and 2010. The lack of sales activity for the three months ended March 31, 2011 and 2010 is a continued result of the depressed real estate market and the slow down in the sales of vacant land.

There has been no change in the status of the land planning process for the three contiguous parcels 17, 18, and 22. Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock. Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions. For land planning purposes, it was our intent to have most if not all three parcels annexed to the City of Woodstock. In a prior year, we entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moved the boundary line favorably for us allowing us to proceed with the land planning for these parcels with the City of Woodstock. The settlement with Bull Valley provided the prospect of allowing us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, we simultaneously conveyed approximately 51 acres of Parcel 22 to the Village of Bull Valley. Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley.

Parcel 19 previously received approval from the required Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expires on May 5, 2011. During this first quarter of 2011, we formally submitted a request for an additional one year extension as allowed by the Village of McHenry. It is our intent to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Parcel 25 previously received approval from the subdivision and zoning department of Kane County for the preliminary plan for a residential development to be known as the Stonefield Subdivision located in Campton Township within the jurisdiction of Kane County. Similarly, to Parcel 19 above, following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Stonefield Subdivision. An extension was granted and runs through October 20, 2011. It is our intent to request an additional extension later this year to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Professional services to affiliates and non-affiliates were $45,162 and $42,238 for the three months ended March 31, 2011 and 2010, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates increased due to an increase in legal fees.

General and administrative expenses to affiliates and non-affiliates were $13,506 and $12,419 for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to an increase in data processing costs and investor services.

Marketing expenses to affiliates were $365 and $2,385 for the three months ended March 31, 2011 and 2010, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. The decrease in marketing expenses is due to the continued slow down in real estate sales.

Land operating expenses to non-affiliates were $3,581 and $3,053 for the three months ended March 31, 2011 and 2010, respectively. These costs primarily include real estate tax expense on the parcels we own. The increase is due primarily to an increase in real estate tax expenses.

Interest income was $5,255 and $5,286 for the three months ended March 31, 2011 and 2010, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $2,050 and $1,750 for the three months ended March 31, 2011 and 2010, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The increase is due to more transfer fee income as a result of an increase in the number of completed Unit transfers.

Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. There are no subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2011. Therefore, we may authorize additional sales of partnership units directly between parties during 2011. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue finalized regulations in regards to Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2010, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.  There were no withholdings paid during the first quarter of 2011.

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

Based on management's evaluation as of March 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	May 2, 2011

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 2, 2011

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	May 2, 2011