Form 10-Q
period 2011-06-30
INLAND LAND APPRECIATION FUND LP
filed 2011-08-02
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes  X    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

June 30, 2011 and December 31, 2010

(unaudited)

Assets

		2011	2010

Current assets:
Cash and cash equivalents (Note 1)	$	1,936,069	1,912,181

Total current assets		1,936,069	1,912,181

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at June 30, 2011 and December 31, 2010) (Note 3):
Land and improvements		13,233,220	13,228,867

Total assets	$	15,169,289	15,141,048

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

(continued)

June 30, 2011 and December 31, 2010

(unaudited)

Liabilities and Partners’ Capital

		2011	2010

Current liabilities:
Accounts payable	$	13,806	10,000
Accrued real estate taxes		14,598	12,870
Due to affiliates (Note 2)		10,942	5,756
Unearned income		1,116	0

Total current liabilities		40,462	28,626

Partners’ capital:
General Partner:
Capital contribution		500	500
Cumulative net income		4,760,855	4,760,691
Cumulative cash distributions		(4,745,451)	(4,745,451)

		15,904	15,740

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at June 30, 2011 and December 31, 2010, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)		25,873,403	25,873,403
Cumulative net income		27,914,013	27,897,772
Cumulative cash distributions		(38,674,493)	(38,674,493)

		15,112,923	15,096,682

Total Partners’ capital		15,128,827	15,112,422

Total liabilities and Partners’ capital	$	15,169,289	15,141,048

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2011 and 2010

(unaudited)

		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues:
Rental income (Note 4)	$	53,704	51,613	106,818	103,194

Total revenues		53,704	51,613	106,818	103,194

Expenses:
Professional services to affiliates		10,839	15,955	22,296	29,058
Professional services to non-affiliates		16,335	9,135	50,070	38,270
General and administrative expenses to affiliates		1,576	3,950	6,019	6,509
General and administrative expenses to non- affiliates		6,760	7,744	15,823	17,604
Marketing expenses to affiliates		0	1,025	335	3,410
Land operating expenses to non-affiliates		5,674	60,185	9,255	63,238

Total expenses		41,184	97,994	103,798	158,089

Operating income (loss)		12,520	(46,381)	3,020	(54,895)
Interest income		4,730	5,324	9,985	10,610
Other income		1,350	3,707	3,400	5,457

Net income (loss)	$	18,600	(37,350)	16,405	(38,828)

Net income (loss) allocated to:
General Partner	$	186	(373)	164	(388)
Limited Partners		18,414	(36,977)	16,241	(38,440)

Net income (loss)	$	18,600	(37,350)	16,405	(38,828)

Net income (loss) allocated to the one General Partner Unit	$	186	(373)	164	(388)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2011 and 2010)	$	.62	(1.25)	.55	(1.30)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(unaudited)

		2011	2010

Cash flows from operating activities:
Net income (loss)	$	16,405	(38,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable		3,806	(12,456)
Accrued real estate taxes		1,728	391
Due to affiliates		5,186	3,104
Unearned income		1,116	532

Net cash provided by (used in) operating activities		28,241	(47,257)

Cash flows from investing activities:
Additions to investment properties		(4,353)	(2,792)

Net cash used in investing activities		(4,353)	(2,792)

Net increase (decrease) in cash and cash equivalents		23,888	(50,049)
Cash and cash equivalents at beginning of period		1,912,181	1,931,278

Cash and cash equivalents at end of period	$	1,936,069	1,881,229

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2011

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2010 which are included in the Partnership’s 2010 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through June 30, 2011, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balance at the financial institution periodically exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

The Partnership recognizes income from the sale of land parcels in accordance with the full accrual method of accounting.

The Partnership’s escrow agent holds earnest money deposits from a prospective purchaser when an agreement for sale is executed. Generally, these funds are not the Partnership’s until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

Except as described in footnote (b) to Note 3 of these notes, the Partnership uses the area method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $28,315 and $35,567 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $10,925 and $5,618 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $335 and $3,410 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $17 and $138 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the six months ended June 30, 2011 and 2010, the Partnership incurred $0 and $712, respectively, of such costs. When incurred, such costs are included in investment properties, of which all was paid as of December 31, 2010. The affiliate did not recognize a profit on any project.

As of June 30, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales		Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date		Costs	Costs	Costs	Acquisition	Sold	06/30/11	Recognized
1	Kendall	84.7360	01/19/89	$	423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97
2	McHenry	223.4121	01/19/89		650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00
3	Kendall	20.0000	02/09/89		189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90
4	Kendall	69.2760	04/18/89		508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005
5	Kendall (a)	372.2230	05/03/89		2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03
6	Kendall (b)	78.3900	06/21/89		416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07
7	Kendall (b)	77.0490	06/21/89		84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales		Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date		Costs	Costs	Costs	Acquisition	Sold	06/30/11	Recognized
8	Kendall (b)	5.0000	06/21/89	$	60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89
9	McHenry (b)	51.0300	08/07/89		586,845	22,482	609,327	94,659	0	703,986	0
10	McHenry (b)	123.9400	08/07/89		91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89
11	McHenry (b)	30.5920	08/07/89		321,216	22,641	343,857	94,534	0	438,391	0
12	Kendall	90.2710	10/31/89		907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04
13	McHenry	92.7800	11/07/89		251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01
14	McHenry	76.2020	11/07/89		419,111	23,402	442,513	206,595	0	649,108	0
15	Lake	84.5564	01/03/90		1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998
16	Kane/	72.4187	01/29/90		1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03
17	McHenry	99.9240	01/29/90		739,635	61,038	800,673	1,254,202	320,961	1,733,914	0
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales	Original		Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date	Costs		Costs	Costs	Acquisition	Sold	06/30/11	Recognized
18	McHenry	71.4870	01/29/90	$	496,116	26,259	522,375	517,216	11,109	1,028,482	0
		(1.0000)	Var 1990
		(.5200)	03/11/93
19	McHenry	63.6915	02/23/90		490,158	29,158	519,316	643,228	0	1,162,544	0
20	Kane	224.1480	02/28/90		2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04
21	Kendall	172.4950	03/08/90		1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998
22	McHenry	254.5250	04/11/90		2,608,881	136,559	2,745,440	577,489	0	3,322,929	0
		(51.000)	10/02/08
23	Kendall	140.0210	05/08/90		1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99
24	Kendall	298.4830	05/23/90		1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
25	Kane	225.0000	06/01/90		2,600,000	168,778	2,768,778	301,040	0	3,069,818	0

	Totals			$	23,624,761	1,562,308	25,187,069	20,297,227	32,251,076	13,233,220	0

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties (continued)

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

(c)	Reconciliation of investment properties owned:

		June 30, 2011	December 31, 2010

Balance at January 1,	$	13,228,867	13,226,075
Additions during period		4,353	2,792

Balance at end of period	$	13,233,220	13,228,867

(d)	On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2011 and 2010, respectively, the Partnership had recorded no such impairment.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2011, the Partnership had farm leases of generally one year in duration, for approximately 921 acres of the approximately 1,004 acres owned.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local “no growth” or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2011 and 2010, respectively, we have not recorded any such impairment.

Cost Allocation - We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of June 30, 2011 and December 31, 2010, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 12, 1988 and October 6, 1989, we sold 30,000 limited partnership units to the public at $1,000 per unit resulting in $30,000,000 in gross offering proceeds.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through June 30, 2011, we have had multiple sales transactions disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of June 30, 2011, cumulative distributions to the limited partners have totaled $38,674,493, which is equivalent to 129% of the original capital raised which was $30,000,000 and $4,745,451 to the general partner. Through June 30, 2011, we have used $20,297,227 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2011, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At June 30, 2011, we had cash and cash equivalents of $1,936,069, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2011, there were no land sales. If land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in pre-development activity on several of our remaining land investments, specifically Parcels 17, 18, 19 and 22, being approximately 410 acres in McHenry County, Illinois.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have not seen an increase in the residential real estate market, and new home starts in these middle class communities remain weak. That, coupled with stricter lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $28,315 and $35,567 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $10,925 and $5,618 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $335 and $3,410 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $17 and $138 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2011 and 2010, we incurred $0 and $712, respectively, of such costs. When incurred, such costs are included in investment properties, of which all was paid as of December 31, 2010. The affiliate did not recognize a profit on any project.

As of June 30, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of June 30, 2011, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 921 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $106,818 and $103,194 for the six months ended June 30, 2011 and 2010, respectively. Rental income increased due to an increase in the farm rental rates.

There were no sales of land parcels for the six months ended June 30, 2011 and 2010. The lack of sales activity for the six months ended June 30, 2011 and 2010 is a continued result of the depressed real estate market and the slow down in the sales of vacant land.

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

Parcel 19 previously received approval from the required Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expired on May 5, 2011. During the first quarter of 2011, we formally submitted a request for an additional one year extension as allowed by the Village of McHenry. We are addressing minor storm water issues raised by the McHenry County Department of Planning and Development and expect to receive approval for plat extension later this year. It is our intent to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Parcel 25 previously received approval from the subdivision and zoning department of Kane County for the preliminary plan for a residential development to be known as the Stonefield Subdivision located in Campton Township within the jurisdiction of Kane County. Similarly to Parcel 19 above, following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Stonefield Subdivision. An extension was granted and runs through October 20, 2011. It is our intent to request an additional extension later this year to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Professional services to affiliates and non-affiliates were $72,366 and $67,328 for the six months ended June 30, 2011 and 2010, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates increased due to an increase in accounting and legal fees.

General and administrative expenses to affiliates and non-affiliates were $21,842 and $24,113 for the six months ended June 30, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates decreased due primarily to a decrease in printing and data processing expenses.

Marketing expenses to affiliates were $335 and $3,410 for the six months ended June 30, 2011 and 2010, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. The decrease in marketing expenses is due to the continued slow down in real estate sales.

Land operating expenses to non-affiliates were $9,255 and $63,238 for the six months ended June 30, 2011 and 2010, respectively. These costs primarily include real estate tax expense on the parcels we own, however, in 2010, we paid approximately $56,000 to the United City of Yorkville for the required future water main extension improvements relative to the Yorkville Business Center. This obligation was secured by a performance bond guaranteed by the Partnership, which was then fully released.

Interest income was $9,985 and $10,610 for the six months ended June 30, 2011 and 2010, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $3,400 and $5,457 for the six months ended June 30, 2011 and 2010, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The decrease is due to less transfer fee income as a result of a decrease in the number of completed Unit transfers.

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

The Illinois Department of Revenue finalized regulations in regards to Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2010, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the six months ended June 30, 2011 and 2010, respectively, there were no withholdings paid.

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

Based on management’s evaluation as of June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	August 2, 2011

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	August 2, 2011

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	August 2, 2011