Form 10-K
period 2011-12-31
INLAND LAND APPRECIATION FUND LP
filed 2012-03-09
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to an increase to 30,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2011, we had repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2011, we have had multiple sales transactions, disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We have been successful in pre-development activities such as rezoning, annexation and /or land planning of approximately 410 acres of Parcels 17, 18, 19 and 22 in McHenry, Illinois and 224 acres of Parcel 25 in Kane County, Illinois. Further pre-development activities are on hold pending significant improvements in the real estate market as well as demand for improved land zoned for residential and commercial use.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

During the year ended December 31, 2011, there were no land sales. The lack of sales activity is a continued result of the depressed real estate market and the slow down in the sales of vacant land. Previously undistributed net sales proceeds are being retained to fund our operations, including land improvements. We will evaluate our cash needs during the upcoming year to determine future distributions.

We had no employees during 2011. Accordingly, we hired no compensation consultants.

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

We make available, free of charge, by responding to requests addressed to our Investor Services department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

Limited Partners wishing to communicate with our general partner can do so by writing to the attention of the general partner in care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1(A).	Risk Factors

Real Estate Market

Currently, the depressed real estate market, coupled with strict lender requirements, continue to adversely impact sales activity, especially sales of vacant land, as developers continue to dispose of excess inventories and have difficulty in obtaining financing for new projects. Therefore, it could take some time for these current trends to improve which could result in an even longer holding period than previously estimated.

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities. There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes local residents oppose our efforts. Sometimes local authorities require us to spend funds to facilitate future development of the land as a condition of rezoning or to continue a special land use. There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

Tax liabilities may be greater than cash distributions. Each limited partner will be required to report the limited partner’s allocable share of our taxable net income on the limited partner’s personal tax return, regardless of whether the limited partner has received any cash distributions from us. Thus, limited partners may incur taxes associated with their proportional share of our net income even though we have not distributed cash to pay the taxes.

Item 1(B).	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We acquired fee ownership of the following real property investments:

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 1, Kendall County, Illinois	84.7360	0	01/19/89
	(3.5200		sold 12/24/96)
	(.3520		sold 11/25/97)
	(80.8640		sold 12/29/97)

Parcel 2, McHenry County, Illinois	223.4121	0	01/19/89
	(183.3759		sold 12/27/90)
	(40.0362		sold 05/11/00)

Parcel 3, Kendall County, Illinois	20.0000	0	02/09/89
	(20.0000		sold 05/08/90)

Parcel 4, Kendall County, Illinois	69.2760	0	04/18/89
	(.4860		sold 02/28/91)
	(27.5850		sold 08/25/95)
	(4.4017		sold various 2001)
	(2.1400		sold various 2002)
	(23.0933		sold various 2003)
	(6.7800		sold various 2004)
	(4.7900		sold various 2005)

Parcel 5, Kendall County, Illinois	372.2230	0	05/03/89
	(Option		sold 04/06/90)
	(372.2230		sold 06/20/03)

Parcel 6, Kendall County, Illinois	78.3900	0	06/21/89
	(3.9500		sold 11/01/00)
	(30.0000		sold 07/12/05)
	(33.4270		sold 07/27/06)
	(11.0130		sold 08/22/07)

Parcel 7, Kendall County, Illinois	77.0490	0	06/21/89
	(71.2070		sold 08/22/07)
	(5.8420		sold 03/20/08)

Parcel 8, Kendall County, Illinois	5.0000	0	06/21/89
	(5.0000		sold 10/06/89)

Parcel 9, McHenry County, Illinois	51.0300	51.0300	08/07/89

Parcel 10, McHenry County, Illinois	123.9400	0	08/07/89
	(123.9400		sold 12/06/89)

Parcel 11, McHenry County, Illinois	30.5920	30.5920	08/07/89

As part of the purchase agreement for parcel 5, we were required to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 12, Kendall County, Illinois	90.2710	0	10/31/89
	(.7090		sold 04/26/91)
	(89.5620		sold 03/10/04)

Parcel 13, McHenry County, Illinois	92.7800	0	11/07/89
	(2.0810		sold 09/18/97)
	(90.6990		sold 02/15/01)

Parcel 14, McHenry County, Illinois	76.2020	76.2020	11/07/89

Parcel 15, Lake County, Illinois	84.5564	0	01/03/90
	(10.5300		sold various 1996)
	(5.4680		sold various 1997)
	(68.5584		sold various 1998)

Parcel 16, Kane/Kendall Counties, Illinois	72.4187	0	01/29/90
	(30.9000		sold 07/10/98)
	(10.3910		sold 12/15/99)
	(3.1000		sold 12/12/00)
	(28.0277		sold 05/19/03)

Parcel 17, McHenry County, Illinois	99.9240	72.4140	01/29/90
	(27.5100		sold 01/29/99)

Parcel 18, McHenry County, Illinois	71.4870	69.9670	01/29/90
	(1.0000		sold various 1990)
	(.5200		sold 03/11/93)

Parcel 19, McHenry County, Illinois	63.6915	63.6915	02/23/90

Parcel 20, Kane County, Illinois	224.1480	0	02/28/90
	(.2790		sold 10/17/91)
	(223.8690		sold 02/20/04)

Parcel 21, Kendall County, Illinois	172.4950	0	03/08/90
	(172.4950		sold various 1998)

Parcel 22, McHenry County, Illinois	254.5250	203.5250	04/11/90
	(51.0000		conveyed 2008)

Parcel 23, Kendall County, Illinois	140.0210	0	05/08/90
	(4.4100		sold various 1993)
	(35.8800		sold various 1994)
	(3.4400		sold various 1995)
	(96.2910		sold 08/26/99)

Parcel 24, Kendall County, Illinois	298.4830	211.5770	05/23/90
	(12.4570		sold 05/25/90)
	(4.6290		sold 04/01/96)
	(69.8200		sold 11/26/02)

Parcel 25, Kane County, Illinois	225.0000	225.0000	06/01/90

Our general partner anticipates that the land we acquired will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus a 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2011, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3.	Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4.	RESERVED

PART II

Item 5.	Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 8, 2012, there were 2,639 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, the allocation of costs of investment properties and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties—On a quarterly basis, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2011, we had recorded no such impairment.

Cost Allocation—We use the area method of cost allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition—We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

Assets Held for Sale—In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2011, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 12, 1988 and October 6, 1989, we sold 30,000 limited partnership units to the public at $1,000 per unit resulting in $30,000,000 in gross offering proceeds, which does not include proceeds from the initial limited partner and the general partner.

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through December 31, 2011, we have had multiple sales transactions, disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of December 31, 2011, cumulative distributions to the limited partners have totaled $38,674,493 which is equivalent to 129% of the original capital raised and cumulative distributions to the general partner have totaled $4,745,451. Through December 31, 2011, we have used $20,302,401 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2011, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At December 31, 2011, we had cash and cash equivalents of $1,983,495, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2011, there were no land sales. If land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

We have been successful in pre-development activities such as rezoning, annexation and /or land planning of approximately 410 acres of Parcels 17, 18, 19 and 22 in McHenry, Illinois and 224 acres of Parcel 25 in Kane County, Illinois. Further pre-development activities are on hold pending significant improvements in the real estate market as well as demand for improved land zoned for residential and commercial use.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $41,562 and $53,522 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $5,566 and $5,618 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed for direct costs. Such costs of $318 and $3,798 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $0 and $138 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2011 and 2010, we incurred $0 and $712, respectively, of such costs. The affiliate does not recognize a profit on any project. Such costs are included in investment properties, of which all was paid as of December 31, 2010.

As of December 31, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2011, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 921 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $215,406 and $207,365 for the years ended December 31, 2011 and 2010, respectively. Rental income increased due to an increase in the farm rental rates. The 2012 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2012 at slightly increased rates.

There were no sales of land parcels for the years ended December 31, 2011 and 2010. The lack of sales activity for the years ended December 31, 2011 and 2010 is a continued result of the depressed real estate market and the slow down in the sales of vacant land for new developments.

We have been successful in pre-development activities such as rezoning, annexation and/or land planning of approximately 410 acres of Parcels 17, 18, 19 and 22 in McHenry, Illinois and 224 acres of Parcel 25 in Kane County, Illinois. Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock. Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions. For land planning purposes, it was our intent to have most if not all three parcels annexed to the City of Woodstock. In a prior year, we entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moved the boundary line favorably for us allowing us to proceed with the land planning for these parcels with the City of Woodstock. The settlement with Bull Valley provided the prospect of allowing us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, we simultaneously conveyed approximately 51 acres of Parcel 22 to the Village of Bull Valley. Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley.

Parcel 19 previously received approval required from certain Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expired on May 5, 2011. During the first quarter of 2011, we submitted a formal request for an additional one year extension as allowed by the Village of McHenry. We received a response which required addressing minor storm water comments raised by the McHenry County Department of Planning and Development. These matters have been addressed in a formal response. We are awaiting further comments and/or a date when our request will be submitted for approval of a plat extension. It is our intent to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Parcel 25 previously received approval from the subdivision and zoning department of Kane County for the preliminary plan for a residential development to be known as the Stonefield Subdivision located in Campton Township within the jurisdiction of Kane County. Similar to Parcel 19 above, following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Stonefield Subdivision. An extension was granted and ran through October 20, 2011. On October 11, 2011 we submitted a formal request for an additional extension which has been granted until November 15, 2013 allowing us to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

As of the date of this report there have been no changes in the status of these parcels. Further pre-development activities are on hold pending significant improvement in the real estate market or until such time as we become aware of a demand for improved or entitled land zoned for residential and/or commercial use.

Professional services to affiliates and non-affiliates were $114,388 and $122,809 for the years ended December 31, 2011 and 2010, respectively. Professional services primarily include accounting fees, legal fees and investor service fees. The decrease in professional services to affiliates and non-affiliates is due primarily to a decrease in fees for affiliated accounting services.

General and administrative expenses to affiliates and non-affiliates were $35,743 and $36,518 for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage and printing costs. There were no significant changes in these services for 2011.

Marketing expenses to affiliates and non-affiliates were $318 and $4,357 for the years ended December 31, 2011 and 2010, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease is due to less advertising costs and less marketing fees as a response to the continued slowdown in real estate sales.

Land operating expenses to non-affiliates were $19,173 and $75,289 for the years ended December 31, 2011 and 2010, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels we own, however, in 2010, we paid approximately $56,000 to the United City of Yorkville for the required future water main extension improvements relative to the Yorkville Business Center. This obligation was secured by a performance bond guaranteed by the Partnership, which after receipt of payment was then fully released.

Interest income was $18,161 and $21,662 for the years ended December 31, 2011 and 2010, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $7,125 and $9,208 for the years ended December 31, 2011 and 2010, respectively. Other income is due primarily to transfer fee income as a result of the number of completed transfers of limited partnership units. The decrease is due to less transfer fee income as a result of the decrease in the number of transfers.

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

During early March 2012, the Partnership received what the general partner deems to be an acceptable offer from a third party purchaser for Parcel 24 located in Kendall County, Illinois. We are negotiating a purchase and sale agreement for this transaction. Provided the buyer performs, the sale is estimated to result in net sales proceeds of approximately $2,320,500 resulting in a potential gain on the sale of approximately $1,190,000.

For the year ended December 31, 2011, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2011. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of limited partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. Payment of the required withholding amount will be made to the Illinois Department of Revenue prior to April 15, 2012. You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. Payment of the required withholding amount will be made to the Internal Revenue Service prior to April 15, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 9, 2012

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

December 31, 2011 and 2010

Assets

	2011	2010
Current assets:
Cash and cash equivalents (Note 1)	$1,983,495	1,912,181

Total current assets	1,983,495	1,912,181

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at December 31, 2011 and 2010) (Note 4):
Land and improvements	13,238,394	13,228,867

Total assets	$15,221,889	15,141,048

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$16,865	10,000
Accrued real estate taxes	15,966	12,870
Due to affiliates (Note 3)	5,566	5,756

Total current liabilities	38,397	28,626

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	4,761,402	4,760,691
Cumulative cash distributions	(4,745,451)	(4,745,451)

	16,451	15,740

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at December 31, 2011 and 2010, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,968,131	27,897,772
Cumulative cash distributions	(38,674,493)	(38,674,493)

	15,167,041	15,096,682

Total Partners’ capital	15,183,492	15,112,422

Total liabilities and Partners’ capital	$15,221,889	15,141,048

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2011 and 2010

	2011	2010
Revenues:
Rental income (Note 5)	$215,406	207,365

Total revenues	215,406	207,365

Expenses:
Professional services to affiliates	33,732	46,216
Professional services to non-affiliates	80,656	76,593
General and administrative expenses to affiliates	7,830	7,306
General and administrative expenses to non-affiliates	27,913	29,212
Marketing expenses to affiliates	318	3,798
Marketing expenses to non-affiliates	0	559
Land operating expenses to non-affiliates	19,173	75,289

Total expenses	169,622	238,973

Operating income (loss)	45,784	(31,608)

Interest income	18,161	21,662
Other income	7,125	9,208

Net income (loss)	$71,070	(738)

Net income (loss) allocated to (Note 2):
General Partner	$711	(7)
Limited Partners	70,359	(731)

Net income (loss)	$71,070	(738)

Net income (loss) allocated to the one General Partner Unit	$711	(7)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2011 and 2010)	$2.38	(.02)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2011 and 2010

	General	Limited
	Partner	Partners	Total
Balance at January 1, 2010	$15,747	15,097,413	15,113,160

Net loss (Note 2)	(7)	(731)	(738)

Balance at December 31, 2010	$15,740	15,096,682	15,112,422

Net income (Note 2)	711	70,359	71,070

Balance at December 31, 2011	$16,451	15,167,041	15,183,492

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income (loss)	$71,070	(738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	6,865	(7,807)
Accrued real estate taxes	3,096	1,465
Due to affiliates	(190)	(8,691)
Unearned income	0	(534)

Net cash flow provided by (used in) operating activities	80,841	(16,305)

Cash flows from investing activities:
Additions to investment properties	(9,527)	(2,792)

Net cash flow used in investing activities	(9,527)	(2,792)

Net increase (decrease) in cash and cash equivalents	$71,314	(19,097)
Cash and cash equivalents at beginning of year	1,912,181	1,931,278

Cash and cash equivalents at end of year	$1,983,495	1,912,181

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2011 and 2010

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through December 31, 2011, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a Unit Repurchase Program.

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

Except as described in footnote (b) to Note 4 of these notes, the Partnership uses the area method of allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

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

	2011		2010
	GAAP Basis	Tax Basis (unaudited)	GAAP Basis	Tax Basis (unaudited)
Total assets	$15,221,889	18,990,003	15,141,048	18,909,162
Partners’ capital:
General Partner	16,451	58,734	15,740	58,023
Limited Partners	15,167,041	18,891,335	15,096,682	18,822,514
Net income (loss) allocated:
General Partner	711	711	(7)	(16,582)
Limited Partners	70,359	70,359	(731)	(1,641,659)
Net income (loss) per Limited Partnership Unit	2.38	2.38	(.02)	(55.47)

The net income (loss) per Unit is based upon the weighted average number of Units of 29,593 during 2011 and 2010.

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $41,562 and $53,522 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $5,566 and $5,618 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of the General Partner performs marketing and advertising services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $318 and $3,798 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $0 and $138 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2011 and 2010, the Partnership incurred $0 and $712, respectively, of such costs. The affiliate does recognize a profit on any project. Such costs are included in investment properties, of which all was paid as of December 31, 2010.

As of December 31, 2011 and 2010, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/11	Current Year Gain on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97
2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00
3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90
4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005
5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03
6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07
7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/11	Current Year Gain on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89
9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	0	703,986	0
10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89
11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	0	438,391	0
12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04
13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01
14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	0	649,108	0
15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998
16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03
17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	0
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/11	Current Year Gain on Sale Recognized
				Original	Acquisition	Total
				Costs	Costs	Costs
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	0
		(1.0000)	Var 1990
		(.5200)	03/11/93
19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	648,402	0	1,167,718	0
20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04
21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998
22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	0	3,322,929	0
		(51.000)	10/02/08
23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99
24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	0	3,069,818	0

	Totals			$23,624,761	1,562,308	25,187,069	20,302,401	32,251,076	13,238,394	0

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital and distributions to the Partners.

(c)	Reconciliation of investment properties owned:

	2011	2010
Balance at January 1,	$13,228,867	13,226,075
Additions during year	9,527	2,792

Balance at December 31,	$13,238,394	13,228,867

(d)	The aggregate cost of investment properties owned at December 31, 2011 for Federal income tax purposes was approximately $13,200,000 (unaudited).

(e)	On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2011, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2011 the Partnership had farm leases of generally one year in duration, for approximately 921 acres of the approximately 1,004 acres owned.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(6) Subsequent Events

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

During early March 2012, the Partnership received what the General Partner deems to be an acceptable offer from a third party purchaser for Parcel 24 located in Kendall County, Illinois. The Partnership is negotiating a purchase and sale agreement for this transaction. Provided the buyer performs, the sale is estimated to result in net sales proceeds of approximately $2,320,500 resulting in a potential gain on the sale of approximately $1,190,000.

For the year ended December 31, 2011, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9.	Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2011.

Item 9(A).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our general partner has a code of ethics that applies to all of its employees. We will provide the code of ethics free of charge upon written request to our Investor Services department in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2012.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Brenda G. Gujral	Director and Chief Executive Officer of IREIC and principal executive officer of the Partnership
Brian Conlon	President of IREIC
Catherine L. Lynch	Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Vice President of IREIC-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P. and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Assistant Counsel and Assistant Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 68) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

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

ROBERT H. BAUM (age 68) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

ROBERT D. PARKS (age 68) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April

2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA GUJRAL (age 69) serves as chief executive officer and a director of IREIC. She served as president and a director of IREIC from July 1987 through June 1992. She was again named president and a director of IREIC upon her return to IREIC in January 1998, and served as president until January 2011. She has been a director of Inland Securities Corporation since January 1997, and served as its president and chief operating officer from January 1997 to June 2009. Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc. since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003, serving as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

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

Ms. Gujral has been with the Inland organization for thirty four years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of NAREIT, the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).

BRIAN M. CONLON (age 52) has served as president of IREIC since January 2011, and as director since February 2011. In these roles, Mr. Conlon oversees the company’s day-to-day operations, as well as strategic planning for all Inland-sponsored investment products. He also serves as president and as a director of Inland Securities Corporation, a wholly-owned subsidiary of IREIC. In that capacity, he directs all capital-raising activities through a national team of internal and external wholesalers. Mr. Conlon began his career with Inland in September 1999 as executive vice president for Inland Securities Corporation.

Prior to joining Inland, Mr. Conlon served as executive vice president and chief operating officer of Wells Real Estate Funds. In these roles, he was responsible for managing the day-to-day operations of the company’s real estate investments and capital-raising initiatives. Mr. Conlon received a bachelor’s degree (BBA) from Georgia State University in Atlanta, Georgia, and a master’s degree in business administration (MBA) from the University of Dallas in Dallas, Texas. Mr. Conlon has earned the Certified Financial Planner (CFP) and Certified Commercial Investment Member (CCIM) designations and holds Series 7, 24, and 63 licenses with FINRA.

Mr. Conlon is a member of the Board of Directors of the IPA and currently serves on their Non-Listed REIT Committee. In addition, he serves on the Policy Subcommittee of the NAREIT Non-Traded REIT Council and formerly served on the National Board of the Financial Planning Association (FPA).

CATHERINE L. LYNCH (age 53) joined the Inland organization in 1989 and is currently the chief financial officer and secretary of IREIC and Inland Securities Corporation. Ms. Lynch had served as the treasurer and secretary of IREIC since January 1995 and as treasurer and secretary of Inland Securities Corporation since June 1995. Ms. Lynch worked for KPMG LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 67) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995. She served as president of Inland Securities Corporation from July 1995 to March 1997 and since July 1995 has served as a director of Inland Securities Corporation and since March 1997 has served as Inland Securities Corporation’s vice president. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She served as president of Inland American Business Manager & Advisor, Inc. from October 2004 to January 2012. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Ms. Matlin also has been a vice president of Inland Institutional Capital Partners Corporation since May 2006, and a director of Pan American Bank since December 2007. Ms. Matlin is the vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. Since August 2011 she has been a vice president of Inland Monthly Income Trust, Inc. and Inland Monthly Income Business Manager & Advisor, Inc. Since April 2009 she has served as president of Inland Opportunity Business Manager & Advisor, Inc.

Prior to joining IREIC, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 licenses from FINRA and is a member of the Investment Program Association and the Real Estate Securities Association.

GUADALUPE GRIFFIN (age 47) joined Inland in 1994. Ms. Griffin serves as vice president of IREIC and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships, and limited liability companies, which include the development of operating and disposition strategies for the partnerships and investor communications. Ms. Griffin also serves as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 49) joined Inland in 2002 and is the principal financial officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 35) joined Inland in 2005 and is an assistant counsel and assistant vice president of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since August 2009, and as the secretary of Inland Monthly Income Trust, Inc. and Inland Monthly Income Business Manager & Advisor, Inc. since August 2011. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration (as set forth under terms of the partnership agreement). For the year ended December 31, 2011, such costs included in general and administrative expenses to affiliates and professional services to affiliates were $41,562 of which $5,566 was unpaid as of December 31, 2011.

An affiliate of the general partner performs marketing and advertising services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2011, we incurred $318 of such costs, all of which was paid as of December 31, 2011.

As of December 31, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

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

Item 14.	Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, LLP were as follows:

	Years ended December 31,
	2011	2010

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$45,690	45,224

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2011 and 2010, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

36

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 15 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and amended and restated Agreement of Limited Partnership, included as Exhibits A and B to the Registration Statement on Form S-11, filed with the SEC on October 12, 1988 as amended, are incorporated herein by reference thereto.

4	Form of Certificate of Ownership representing interests in the registrant filed as Exhibits 4(a) and 4(b) to Registration Statement on Form S-11, File No. 33-18607, is incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners’ Capital, (iv) the Statements of Cash Flows and (v) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2011 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Chief Executive Officer and Director
Date:	March 9, 2012

/s/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	March 9, 2012

/s/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	March 9, 2012

/s/ ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 9, 2012

/s/ DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 9, 2012