Form 10-Q
period 2012-03-31
INLAND LAND APPRECIATION FUND LP
filed 2012-05-09
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes  X    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

March 31, 2012 and December 31, 2011

(unaudited)

Assets

Assets		2012	2011

Current assets:
Cash and cash equivalents (Note 1)	$	2,185,046	1,983,495
Accounts receivable		125	0
Investment property held for sale		1,124,048	0

Total current assets		3,309,219	1,983,495

Investment properties, at cost (including acquisition fees paid to affiliates of $459,426 at March 31, 2012 and December 31, 2011) (Note 4):
Land and improvements		12,114,557	13,238,394

Total assets	$	15,423,776	15,221,889

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$	10,320	16,865
Accrued real estate taxes		13,834	15,966
Due to affiliates (Note 3)		11,888	5,566
Unearned income		149,491	0
Liabilities associated with investment property held for sale		53,884	0

Total current liabilities		239,417	38,397

Partners’ capital:
General Partner:
Capital contribution		500	500
Cumulative net income		4,761,426	4,761,402
Cumulative cash distributions		(4,745,451)	(4,745,451)

		16,475	16,451

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at March 31, 2012 and December 31, 2011, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)		25,873,403	25,873,403
Cumulative net income		27,970,512	27,968,131
Cumulative cash distributions		(38,676,031)	(38,674,493)

		15,167,884	15,167,041

Total Partners’ capital		15,184,359	15,183,492

Total liabilities and Partners’ capital	$	15,423,776	15,221,889

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2012 and 2011

(unaudited)

		2012	2011

Revenues:
Rental income (Note 5)	$	50,399	40,909

Total revenues		50,399	40,909

Expenses:
Professional services to affiliates		10,577	11,427
Professional services to non-affiliates		32,314	33,735
General and administrative expenses to affiliates		2,899	4,443
General and administrative expenses to non-affiliates		16,909	9,063
Marketing expenses to affiliates		0	365
Land operating expenses to non-affiliates		4,577	2,508

Total expenses		67,276	61,541

Operating loss		(16,877)	(20,632)
Interest income		2,442	5,255
Other income		2,850	2,050

Loss from continuing operations		(11,585)	(13,327)
Income from discontinued operations		13,990	11,132

Net income (loss)	$	2,405	(2,195)

Net income (loss) allocated to:
General Partner	$	24	(22)
Limited Partners		2,381	(2,173)

Net income (loss)	$	2,405	(2,195)

Net income (loss) allocated to the one General Partner Unit	$	24	(22)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three months ended March 31, 2012 and 2011):
Continuing operations	$	(.39)	(.45)
Discontinued operations		.47	.38

	$	.08	(.07)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(unaudited)

		2012	2011

Cash flows from operating activities:
Net income (loss)	$	2,405	(2,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable		(125)	0
Accounts payable		(6,545)	2,180
Accrued real estate taxes		(2,132)	3,331
Due to affiliates		6,322	8,823
Unearned income		149,491	54,820
Liabilities associated with discontinued operations		53,884	0

Net cash provided by operating activities		203,300	66,959

Cash flows from investing activities:
Additions to investment properties		(211)	(1,100)

Net cash used in investing activities		(211)	(1,100)

Cash flows from financing activities:
Distributions		(1,538)	0

Net cash flows used in financing activities		(1,538)	0

Net increase in cash and cash equivalents		201,551	65,859
Cash and cash equivalents at beginning of period		1,983,495	1,912,181

Cash and cash equivalents at end of period	$	2,185,046	1,978,040

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2012

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2011 which are included in the Partnership’s 2011 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through March 31, 2012, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a Unit Repurchase Program.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2011 financial statements to conform to the 2012 presentation. Unless otherwise noted, all disclosures in the financial statements relate to the continuing operations of the Partnership.

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

Except as described in footnote (b) to the Investment Properties table beginning on page 12, the Partnership uses the area method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Discontinued Operations and Investment Property Held for Sale

On May 4, 2012, the Partnership sold approximately 211 acres of Parcel 24 located in Kendall County, Illinois for approximately $2,220,000, which resulted in net sales proceeds of approximately $2,160,000 and a gain on sale of approximately $1,085,000. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities are separately classified as held for sale on the accompanying balance sheet as of March 31, 2012 and the operations for both periods presented are included in discontinued operations on the accompanying statements of operations.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $13,476 and $15,870 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which $11,888 and $5,566 was unpaid as of March 31, 2012 and December 31, 2011, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $0 and $365 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which all was paid as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of March 31, 2012, the Partnership owned nine parcels of land consisting of approximately 1,004 acres. One of the parcels, Parcel 24, consisting of approximately 211 acres is classified as investment property held for sale.

(a)	Reconciliation of investment properties owned (including investment property held for sale):

		March 31, 2012	December 31, 2011

Balance at January 1,	$	13,238,394	13,228,867
Additions during year		211	9,527
Investment property held for sale		(1,124,048)	0

Balance at end of period,	$	12,114,557	13,238,394

(b)	On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2012 and 2011, respectively, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2012, the Partnership had farm leases of generally one year in duration, for approximately 921 acres of the approximately 1,004 acres owned.

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

On May 4, 2012, the Partnership sold approximately 211 acres of Parcel 24 located in Kendall County, Illinois for approximately $2,220,000, which resulted in net sales proceeds of approximately $2,160,000 and a gain on sale of approximately $1,085,000.

For the quarter ended March 31, 2012, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2012 and 2011, respectively, we have not recorded any such impairment.

Cost Allocation – We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

Assets Held for Sale - In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are classified on the statements of operations as discontinued operations for all periods presented. As of March 31, 2012 and December 31, 2011, we have classified $1,124,048 for Parcel 24 and $0, respectively, as investment property held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through March 31, 2012, we have had multiple sales transactions disposing of approximately 2,098 acres of the approximately 3,102 acres originally owned. As of March 31, 2012, cumulative distributions to the limited partners have totaled $38,676,031, which is equivalent to 129% of the original capital raised which was $30,000,000, and $4,745,451 to the general partner. Through March 31, 2012, we have used $20,302,612 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2012, we own, in whole or in part, nine of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At March 31, 2012, we had cash and cash equivalents of $2,185,046, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2012, there were no land sales. If land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $13,476 and $15,870 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which $11,888 and $5,566 was unpaid as of March 31, 2012 and December 31, 2011, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $0 and $365 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, all of which was paid as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of March 31, 2012, we owned nine parcels of land consisting of approximately 1,004 acres. Of the 1,004 acres owned, approximately 921 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $50,399 and $40,909 for the three months ended March 31, 2012 and 2011, respectively. Rental income increased due to an increase in the farm rental rates.

There were no sales of land parcels for the three months ended March 31, 2012 and 2011. The lack of sales activity for the three months ended March 31, 2012 and 2011 is a continued result of the depressed real estate market and the slow down in the sales of vacant land. As disclosed in the subsequent event footnote, we are anticipating the sale of Parcel 24 during the second quarter of 2012.

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

Parcel 19 previously received approval required from certain Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expired on May 5, 2011. During the first quarter of 2011, we submitted a formal request for an additional one year extension as allowed by the Village of McHenry. We received a response which required addressing minor storm water comments raised by the McHenry County Department of Planning and Development. These matters have been addressed in a formal response. We are awaiting further comments and/or a date when our request for a plat extension will be submitted for approval. It is our intent to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Parcel 25 previously received approval from the subdivision and zoning department of Kane County for the preliminary plan for a residential development to be known as the Stonefield Subdivision located in Campton Township within the jurisdiction of Kane County. Similar to Parcel 19 above, following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Stonefield Subdivision. An extension was granted and ran through October 20, 2011. On October 11, 2011, we submitted a formal request for an additional extension which has been granted until November 15, 2013, which we believe will allow us to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area.

Professional services to affiliates and non-affiliates were $42,891 and $45,162 for the three months ended March 31, 2012 and 2011, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates decreased due to a decrease in legal fees.

General and administrative expenses to affiliates and non-affiliates were $19,808 and $13,506 for the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in farm management fees. Farm management fees are incurred when the farm rent is negotiated and collected. During the three months ended March 31, 2012, the annual amount of the farm lease was collected in one installment, therefore, the farm management fee was fully assessed during the first quarter. In addition, the unearned income of $149,491 at March 31, 2012 reflects the collection of all the annual farm rent during the first quarter of 2012.

Marketing expenses to affiliates and non-affiliates were $0 and $365 for the three months ended March 31, 2012 and 2011, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. The decrease in marketing expenses is due to the continued slow down in real estate sales.

Land operating expenses to non-affiliates were $4,577 and $2,508 for the three months ended March 31, 2012 and 2011, respectively. These costs primarily include real estate taxes and insurance. The increase is due to an increase in both real estate taxes and insurance.

Interest income was $2,442 and $5,255 for the three months ended March 31, 2012 and 2011, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $2,850 and $2,050 for the three months ended March 31, 2012 and 2011, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The increase is due to more transfer fee income as a result of an increase in the number of completed Unit transfers.

Income from discontinued operations was $13,990 and $11,132 for the three months ended March 31, 2012 and 2011, respectively. Included in income from discontinued operations are the rental income, insurance and real estate taxes pertaining to the investment property held for sale. The income from discontinued operations increased primarily due to an increase in the farm rental rates.

Investment properties

The following table summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the quarter ending March 31, 2012.

Investment properties activity (including investment property held for sale)

Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales		Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date		Costs	Costs	Costs	Acquisition	Sold	03/31/2012	Recognized
1	Kendall	84.7360	01/19/89	$	423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97
2	McHenry	223.4121	01/19/89		650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00
3	Kendall	20.0000	02/09/89		189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90
4	Kendall	69.2760	04/18/89		508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005
5	Kendall (a)	372.2230	05/03/89		2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03
6	Kendall (b)	78.3900	06/21/89		416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07
7	Kendall (b)	77.0490	06/21/89		84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

Investment properties activity (including investment property held for sale) (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales		Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date		Costs	Costs	Costs	Acquisition	Sold	03/31/2012	Recognized
8	Kendall (b)	5.0000	06/21/89	$	60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89
9	McHenry (b)	51.0300	08/07/89		586,845	22,482	609,327	94,659	0	703,986	0
10	McHenry (b)	123.9400	08/07/89		91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89
11	McHenry (b)	30.5920	08/07/89		321,216	22,641	343,857	94,534	0	438,391	0
12	Kendall	90.2710	10/31/89		907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04
13	McHenry	92.7800	11/07/89		251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01
14	McHenry	76.2020	11/07/89		419,111	23,402	442,513	206,595	0	649,108	0
15	Lake	84.5564	01/03/90		1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998
16	Kane/	72.4187	01/29/90		1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03
17	McHenry	99.9240	01/29/90		739,635	61,038	800,673	1,254,202	320,961	1,733,914	0
		(27.5100)	01/29/99

Investment properties activity (including investment property held for sale) (continued)

				Initial Costs
	Illinois	Gross Acres Purchased	Purchase/Sales		Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain on Sale
Parcel	County	(Sold)	Date		Costs	Costs	Costs	Acquisition	Sold	03/31/2012	Recognized
18	McHenry	71.4870	01/29/90	$	496,116	26,259	522,375	517,216	11,109	1,028,482	0
		(1.0000)	Var 1990
		(.5200)	03/11/93
19	McHenry	63.6915	02/23/90		490,158	29,158	519,316	648,613	0	1,167,929	0
20	Kane	224.1480	02/28/90		2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04
21	Kendall	172.4950	03/08/90		1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998
22	McHenry	254.5250	04/11/90		2,608,881	136,559	2,745,440	577,489	0	3,322,929	0
		(51.000)	10/02/08
23	Kendall	140.0210	05/08/90		1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99
24*	Kendall	298.4830	05/23/90		1,359,774	98,921	1,458,695	101,991	436,638	1,124,048	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
25	Kane	225.0000	06/01/90		2,600,000	168,778	2,768,778	301,040	0	3,069,818	0

	Totals			$	23,624,761	1,562,308	25,187,069	20,302,612	32,251,076	13,238,605	0

*	denotes parcel classified as investment property held for sale

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

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

On May 4, 2012, the Partnership sold approximately 211 acres of Parcel 24 located in Kendall County, Illinois for approximately $2,220,000, which resulted in net sales proceeds of approximately $2,160,000 and a gain on sale of approximately $1,085,000.

For the quarter ended March 31, 2012, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2012. Therefore, we may authorize additional sales of partnership units directly between parties during 2012. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. Payment of the required withholding amount of $1,529 was made to the Illinois Department of Revenue during March 2012 and was recorded as a distribution to the limited partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. During March 2012, we paid $9 to the Internal Revenue Service on behalf of foreign partners and was recorded as a distribution to the limited partners.

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

Based on management’s evaluation as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	May 9, 2012

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 9, 2012

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	May 9, 2012