Form 10-Q
period 2012-06-30
INLAND LAND APPRECIATION FUND LP
filed 2012-08-01
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3544798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

    Yes  ☐    No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

June 30, 2012 and December 31, 2011

(unaudited)

Assets

	2012	2011

Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,122,970	1,983,495

Total current assets	2,122,970	1,983,495

Investment properties, at cost (including acquisition fees paid to affiliates of $391,523 and $459,426 at June 30, 2012 and December 31, 2011, respectively) (Note 4):
Land and improvements	12,116,957	13,238,394

Total assets	$14,239,927	15,221,889

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$11,374	16,865
Accrued real estate taxes	12,526	15,966
Due to affiliates (Note 3)	11,497	5,566
Unearned income	100,218	0

Total current liabilities	135,615	38,397

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,151,671	4,761,402
Cumulative cash distributions	(5,135,451)	(4,745,451)

	16,720	16,451

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at June 30, 2012 and December 31, 2011, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	28,693,300	27,968,131
Cumulative cash distributions	(40,479,111)	(38,674,493)

	14,087,592	15,167,041

Total Partners’ capital	14,104,312	15,183,492

Total liabilities and Partners’ capital	$14,239,927	15,221,889

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2012 and 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Revenues
Rental income (Note 5)	$49,898	41,362	100,297	82,271

Total revenues	49,898	41,362	100,297	82,271

Expenses:
Professional services to affiliates	14,062	10,839	24,639	22,296
Professional services to non-affiliates	7,751	16,335	40,065	50,070
General and administrative expenses to affiliates	2,013	1,576	4,912	6,019
General and administrative expenses to non-affiliates	6,816	6,760	23,725	15,823
Marketing expenses to affiliates	0	0	0	335
Land operating expenses to non-affiliates	6,121	4,035	10,698	6,543

Total expenses	36,763	39,545	104,039	101,086

Operating income (loss)	13,135	1,817	(3,742)	(18,815)

Interest income	3,236	4,730	5,678	9,985
Other income	2,000	1,350	4,850	3,400

Income (loss) from continuing operations	18,371	7,897	6,786	(5,430)

Income from discontinued operations (Note 2)	1,094,662	10,703	1,108,652	21,835

Net income	$1,113,033	18,600	1,115,438	16,405

Net income allocated to:
General Partner	$390,245	186	390,269	164
Limited Partners	722,788	18,414	725,169	16,241

Net income	$1,113,033	18,600	1,115,438	16,405

Net income allocated to the one General Partner Unit	$390,245	186	390,269	164

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2012 and 2011):

Continuing operations	$.62	.26	.23	(.18)
Discontinued operations	23.80	.36	24.27	.73

	$24.42	.62	24.50	.55

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$1,115,438	16,405
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Gain on discontinued operations	(1,088,536)	0
Changes in assets and liabilities:
Accounts payable	(5,491)	3,806
Accrued real estate taxes	(3,440)	1,728
Due to affiliates	5,931	5,186
Unearned income	100,218	1,116

Net cash provided by operating activities	124,120	28,241

Cash flows from investing activities:
Additions to investment properties	(2,611)	(4,353)
Proceeds from disposition of investment property held for sale	2,212,584	0

Net cash provided by (used in) investing activities	2,209,973	(4,353)

Cash flows from financing activities:
Distributions	(2,194,618)	0

Net cash used in financing activities	(2,194,618)	0

Net increase in cash and cash equivalents	139,475	23,888
Cash and cash equivalents at beginning of period	1,983,495	1,912,181

Cash and cash equivalents at end of period	$2,122,970	1,936,069

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2012

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through June 30, 2012, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a Unit Repurchase Program.

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

(2) Discontinued Operations and Investment Property Held for Sale

On May 4, 2012, the Partnership sold the balance of Parcel 24 which equates to approximately 212 acres located in Kendall County, Illinois, which resulted in net sales proceeds of $2,212,584 and a gain on sale of $1,088,536. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities were separately classified as held for sale on the balance sheet as of March 31, 2012. The gain on sale and operations for both periods presented are included in discontinued operations on the accompanying statements of operations for the three and six months ended June 30, 2012 and 2011.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $29,551 and $28,315 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2012 and 2011, respectively, of which $11,497 and $5,566 was unpaid as of June 30, 2012 and December 31, 2011, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $0 and $335 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2012 and 2011, respectively, of which all was paid as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of June 30, 2012, the Partnership owned eight parcels of land consisting of approximately 792 acres.

(a)	Reconciliation of investment properties owned:

	June 30, 2012	December 31, 2011

Balance at January 1,	$13,238,394	13,228,867
Additions during period	2,611	9,527
Sales during period	(1,124,048)	0

Balance at end of period,	$12,116,957	13,238,394

(b)	On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2012 and 2011, respectively, the Partnership had recorded no such impairment.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2012, the Partnership had farm leases of generally one year in duration, for approximately 723 acres of the approximately 792 acres owned.

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

Critical Accounting Policies

The SEC previously issued Financial Reporting Release (FRR) or FRR No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value, classify, and allocate costs of investment properties and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2012 and 2011, respectively, we have not recorded any such impairment.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of June 30, 2012 and December 31, 2011, we have not classified any investment properties as investment property held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through June 30, 2012, we have had multiple sales transactions disposing of approximately 2,310 acres of the approximately 3,102 acres originally owned. As of June 30, 2012, cumulative distributions to the limited partners have totaled $40,479,111, which is equivalent to 135% of the original capital raised which was $30,000,000, and $5,135,451 to the general partner. Through June 30, 2012, we have used $20,305,012 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2012, we own, in whole or in part, eight of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At June 30, 2012, we had cash and cash equivalents of $2,122,970, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2012, we received net sales proceeds of $2,212,584 from the sale of approximately 212 acres of Parcel 24, which were the remaining acres owned by the Partnership. During the six months ended June 30, 2011, there were no land sales. If land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

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

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been recent reports of vacant land sales in surrounding communities from both speculators looking to hold land until the market rebounds, as well as farmers looking to increase their farming businesses. Inquiries on the Partnership’s land holdings have also increased. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $29,551 and $28,315 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2012 and 2011, respectively, of which $11,497 and $5,566 was unpaid as of June 30, 2012 and December 31, 2011, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $0 and $335 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2012 and 2011, respectively, all of which was paid as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of June 30, 2012, we owned eight parcels of land consisting of approximately 792 acres. Of the 792 acres owned, approximately 723 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $100,297 and $82,271 for the six months ended June 30, 2012 and 2011, respectively. Rental income increased due to an increase in the farm rental rates.

During the six months ended June 30, 2012, we sold approximately 212 acres of Parcel 24, which were the remaining acres owned by the Partnership, for approximately $2,212,584, resulting in a gain on sale of $1,088,536. The gain on sale is included in discontinued operations for the three and six months ended June 30, 2012. There were no sales of land parcels for the six months ended June 30, 2011. The lack of sales activity for the six months ended June 30, 2011 was a continued result of the depressed real estate market and the slow down in the sales of vacant land.

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

Professional services to affiliates and non-affiliates were $64,704 and $72,366 for the six months ended June 30, 2012 and 2011, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates decreased due to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $28,637 and $21,842 for the six months ended June 30, 2012 and 2011, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in farm management fees. Farm management fees are incurred when the farm rent is negotiated and collected. The annual rent from the farm leases was collected in one installment, therefore, the farm management fee was fully assessed during the first quarter of 2012. In addition, the unearned income of $100,218 at June 30, 2012 reflects the collection of all the annual farm rent during the first quarter of 2012.

Marketing expenses to affiliates were $0 and $335 for the six months ended June 30, 2012 and 2011, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. The decrease in marketing expenses is due to the continued slow down in real estate sales.

Land operating expenses to non-affiliates were $10,698 and $6,543 for the six months ended June 30, 2012 and 2011, respectively. These costs primarily include real estate taxes and insurance. The increase is due to an increase in both real estate taxes and insurance.

Interest income was $5,678 and $9,985 for the six months ended June 30, 2012 and 2011, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $4,850 and $3,400 for the six months ended June 30, 2012 and 2011, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The increase is due to more transfer fee income as a result of an increase in the number of completed Unit transfers.

Income from discontinued operations was $1,108,652 and $21,835 for the six months ended June 30, 2012 and 2011, respectively. Included in income from discontinued operations are the gain on sale, rental income, insurance and real estate taxes pertaining to the investment property held for sale. The income from discontinued operations increased due to the $1,088,536 gain on sale from the sale of Parcel 24, which was sold on May 4, 2012.

Investment properties

The following table summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the quarter ending June 30, 2012.

Investment properties activity:

Initial Costs
Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 06/30/2012	Current Year Gain on Sale Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

Investment properties activity (continued):

				Initial Costs
Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 06/30/2012	Current Year Gain on Sale Recognized

8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	0	703,986	0

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	0	438,391	0

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,595	0	649,108	0

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	0
		(27.5100)	01/29/99

Investment properties activity (continued):

				Initial Costs
Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 06/30/2012	Current Year Gain on Sale Recognized

18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	0
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	651,013	0	1,170,329	0

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	0	3,322,929	0
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	1,560,686	0	1,088,536
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.5770)	05/04/12

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	0	3,069,818	0

	Totals			$23,624,761	1,562,308	25,187,069	20,305,012	33,375,124	12,116,957	1,088,536

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 will be treated as one parcel and Parcels 9, 10 and 11 will be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC. There are no subsequent events to report that would have a material impact on the Partnership’s financial statements.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. Payment of the required withholding amount of $1,529 was made to the Illinois Department of Revenue during March 2012 and was recorded as a distribution to the limited partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. During March 2012, we paid $9 to the Internal Revenue Service on behalf of foreign partners and recorded it as a distribution to the limited partners.

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

Based on management’s evaluation as of June 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	August 1, 2012

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	August 1, 2012

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	August 1, 2012