Form 10-K
period 2012-12-31
INLAND LAND APPRECIATION FUND LP
filed 2013-03-07
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to an increase to 30,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2012, we had repurchased a total of 407.75 Units for $359,484 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2012, we have had multiple sales transactions, disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. We continue to own the remaining acres until such time as we receive a favorable offer which the general partner deems to be reflective of the market for the land within that area.

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

Inquiries on the Partnership’s land holdings have increased, resulting in three separate land sales for the year ended December 31, 2012. Net sales proceeds from the sale of investment properties of $5,462,228 and the cost of investment properties sold of $4,843,189 for the year ended December 31, 2012 is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. The sales are a result of an increase in sale of vacant land to both speculators looking to hold land until the market rebounds and farmers looking to increase their farming businesses. In June 2012, we made distributions totaling $2,194,618, which included $1,804,618 paid to the limited partners and $390,000 paid to the general partner. In December 2012, we paid an additional distribution totaling $3,200,000, which included $3,000,000 paid to the limited partners and $200,000 paid to the general partner. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs through the year to determine future distributions.

We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received.

We had no employees during 2012. Accordingly, we hired no compensation consultants.

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

Real Estate Market

The slowly improving real estate market, coupled with strict lender requirements, continues to impact sales activity, especially sales of vacant land. Builders and developers today are less likely to build speculatively and are approaching new developments with caution. Any negative changes to the financial markets, real estate markets and employment numbers can have an impact on additional land sales which could result in an even longer holding period than previously estimated.

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities. There can be no assurance that our efforts to cause these authorities to change the zoning classification(s), which apply to a given parcel of land owned by the partnership, will be successful. Sometimes local residents oppose our efforts. Sometimes local authorities require us to spend funds to facilitate future development of the land as a condition of rezoning or to continue a special land use. There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

Nature of Farm Leases and Limited Current Income. With the exception of limited amounts of cash which may be generated from leasing land as farmland or for other revenue-producing activities, pre-development land does not generate current income. Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes and insurance). At the same time, our farm rental revenue is subject to a farm tenant’s ability to pay the contracted rent, which depends on circumstances such as fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

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

Transfer Limit. In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2012. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service,” we understand that limited partnership units may be transferred or assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of limited partnership units through this “qualified matching service”, please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

We acquired fee ownership of the following real property investments. The table below summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the year ending December 31, 2012.

Investment properties activity:

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain(Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97
2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00
3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90
4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005
5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03
6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07
7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued)

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain(Loss) on Sale Recognized
				Original	Acquisition	Total
				Costs	Costs	Costs
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89
9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	0	703,986	0
10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89
11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	0	438,391	0
12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04
13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01
14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,810	649,323	0	151,761
		(76.2020)	09/13/12
15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998
16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03
17	McHenry	99.9240	01/29/90	739,635	61,038	800,673	1,254,202	320,961	1,733,914	0
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued)

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain(Loss) on Sale Recognized
				Original	Acquisition	Total
				Costs	Costs	Costs
18	McHenry	71.4870	01/29/90	$496,116	26,259	522,375	517,216	11,109	1,028,482	0
		(1.0000)	Var 1990
		(.5200)	03/11/93
19	McHenry	63.6915	02/23/90	490,158	29,158	519,316	656,462	0	1,175,778	0
20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04
21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998
22	McHenry	254.5250	04/11/90	2,608,881	136,559	2,745,440	577,489	0	3,322,929	0
		(51.000)	10/02/08
23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99
24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	1,560,686	0	1,088,536
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.577)	05/04/12
25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	3,069,818	0	(621,258)
		(225.0000)	09/07/12

	Totals			$23,624,761	1,562,308	25,187,069	20,310,676	37,094,265	8,403,480	619,039

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 were treated as one parcel and Parcels 9, 10 and 11 will continue to be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

Our general partner anticipates our land will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus a 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2012, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3.	Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 6, 2013, there were 2,614 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

In June 2012, we made distributions totaling $2,194,618, which included $1,804,618 paid to the limited partners and $390,000 paid to the general partner. In December 2012, we paid an additional distribution totaling $3,200,000, which included $3,000,000 paid to the limited partners and $200,000 paid to the general partner. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs through the year to determine future distributions.

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

Critical Accounting Policies

The SEC previously issued Financial Reporting Release (FRR) or FRR No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value, classify and allocate costs of our investment properties and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received . These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2012, we had recorded no such impairment.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of December 31, 2012, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through December 31, 2012, we have had multiple sales transactions, disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. As of December 31, 2012, cumulative distributions to the limited partners have totaled $43,479,111 which is equivalent to 145% of the original capital raised, which was $30,000,000, and cumulative distributions to the general partner have totaled $5,335,451. Through December 31, 2012, we have used $20,310,676 of working capital for rezoning and other activities. Such amounts have been capitalized as costs capitalized subsequent to acquisition and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2012, we own, in whole or in part, six of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At December 31, 2012, we had cash and cash equivalents of $2,070,810, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We have been successful in pre-development activities such as rezoning, annexation and /or land planning of approximately 410 acres of Parcels 17, 18, 19 and 22 in McHenry, Illinois. Further pre-development activities are on hold pending significant improvements in the real estate market as well as demand for improved land zoned for residential and commercial use.

Net sales proceeds from the sale of investment properties of $5,462,228 and the cost of investment properties sold of $4,843,189 for the year ended December 31, 2012 is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. Sales activity for the year ended December 31, 2012 is the result of an increase in sales of vacant land to both speculators looking to hold land until the market rebounds and farmers looking to increase their farming businesses. During the year ended December 31, 2011, there were no land sales. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, continues to impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. We are aware of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. Inquiries on the Partnership’s land holdings have also increased, resulting in three separate land sales for the year ended December 31, 2012.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $60,554 and $41,562 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, of which $17,079 and $5,566 was unpaid as of December 31, 2012 and 2011, respectively.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed for direct costs. Such costs of $502 and $318 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, all of which was paid as of December 31, 2012 and 2011, respectively.

An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2012 and 2011, we incurred $215 and $0, respectively, of such costs. The affiliate does not recognize a profit on any project. Such costs are included in investment properties, all of which was paid as of December 31, 2012.

As of December 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2012, we owned six parcels of land consisting of approximately 491 acres. Of the 491 acres owned, approximately 431 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $121,455 and $99,835 for the years ended December 31, 2012 and 2011, respectively. Rental income increased due to an increase in the farm rental rates. The 2013 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2013 at slightly increased rates.

We have been successful in pre-development activities such as rezoning, annexation and/or land planning of approximately 410 acres of Parcels 17, 18, 19 and 22 in McHenry, Illinois. Parcels 17 and 18 are within the planning jurisdiction of the City of Woodstock. Parcel 22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions. For land planning purposes, it was our intent to have most if not all three parcels annexed to the City of Woodstock. In a prior year, we entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moved the boundary line favorably for us allowing us to proceed with the land planning for these parcels with the City of Woodstock. The settlement with Bull Valley provided the prospect of allowing us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, we simultaneously conveyed approximately 51 acres of Parcel 22 to the Village of Bull Valley. Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley. Due to the downturn in the real estate and financial markets the decision was made to discontinue the land planning process of these parcels until such time as the market rebounds and homebuilders and developers enter back into these markets.

Parcel 19 previously received approval required from certain Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expired on May 5, 2011. During the first quarter of 2011, we submitted a formal request for an additional one year extension as allowed by the Village of McHenry. We received a response which required addressing minor storm water comments raised by the McHenry County Department of Planning and Development. These matters have been addressed in a formal response. We are awaiting further comments and/or a date when our request for a plat extension will be submitted for approval. It is our intent to preserve the validity of our preliminary plan until such time as the market rebounds and homebuilders resume new home construction in this area. While new home construction has not significantly improved in these markets, we have seen signs of investors and farmers re-entering these markets to acquire land either for future development or to expand farming operations.

Professional services to affiliates and non-affiliates were $132,277 and $114,388 for the years ended December 31, 2012 and 2011, respectively. Professional services primarily include accounting fees, legal fees and investor service fees. The increase in professional services to affiliates and non-affiliates is due primarily to an increase in affiliated accounting and investor services due to the two distributions to our partners, as well as an increase in legal fees associated with the three land sales.

General and administrative expenses to affiliates and non-affiliates were $41,272 and $35,743 for the years ended December 31, 2012 and 2011, respectively. General and administrative expenses primarily include data processing costs, postage and printing costs. The increase is due to postage and printing costs for the two distributions.

Marketing expenses to affiliates and non-affiliates were $1,300 and $318 for the years ended December 31, 2012 and 2011, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale and monitoring activity at the parcels. The increase in marketing expenses to non-affiliates is due to signage costs.

Land operating expenses to non-affiliates were $12,850 and $8,070 for the years ended December 31, 2012 and 2011, respectively. These costs primarily include real estate tax expense and insurance expense, both of which increased in 2012.

Interest income was $12,926 and $18,161 for the years ended December 31, 2012 and 2011, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $9,050 and $7,125 for the years ended December 31, 2012 and 2011, respectively. Other income is due primarily to transfer fees as a result of the number of completed transfers of limited partnership units. The increase is due to more transfer fee income as a result of an increase in the number of transfer requests.

Income from discontinued operations was $70,145 and $104,468 for the years ended December 31, 2012 and 2011, respectively. Included in income from discontinued operations are rental income, insurance and real estate taxes pertaining to the parcels sold during the year ended December 31, 2012. The decrease for 2012 is due to the three land parcels sold during 2012 and therefore, farm income for the three sold parcels was for a partial year versus a full year in 2011.

The net gain on sale of investment properties of $619,039 for the year ended December 31, 2012 is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. During the year ended December 31, 2011, there were no land sales. Sales activity for the year ended December 31, 2012 is the result of an increase in sales of vacant land to both speculators looking to hold land until the market rebounds and farmers looking to increase their farming businesses.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. Payment of the required withholding amount will be made to the Illinois Department of Revenue prior to April 15, 2013. You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. Payment of the required withholding amount will be made to the Internal Revenue Service prior to April 15, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2012 and 2011, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 7, 2013

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

December 31, 2012 and 2011

Assets

	2012	2011
Current assets:
Cash and cash equivalents (Note 1)	$2,070,810	1,983,495
Other assets	2,442	0

Total current assets	2,073,252	1,983,495

Investment properties, at cost (including acquisition fees paid to affiliates of $216,239 and $459,426 at December 31, 2012 and 2011, respectively) (Note 5):
Land and improvements	8,403,480	13,238,394

Total assets	$10,476,732	15,221,889

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$18,580	16,865
Accrued real estate taxes	7,283	15,966
Due to affiliates (Note 4)	17,079	5,566

Total current liabilities	42,942	38,397

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,351,661	4,761,402
Cumulative cash distributions	(5,335,451)	(4,745,451)

	16,710	16,451

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at December 31, 2012 and 2011, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	28,022,788	27,968,131
Cumulative cash distributions	(43,479,111)	(38,674,493)

	10,417,080	15,167,041

Total Partners’ capital	10,433,790	15,183,492

Total liabilities and Partners’ capital	$10,476,732	15,221,889

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2012 and 2011

	2012	2011
Revenues:
Rental income (Note 6)	$121,455	99,835

Total revenues	121,455	99,835

Expenses:
Professional services to affiliates	46,097	33,732
Professional services to non-affiliates	86,180	80,656
General and administrative expenses to affiliates	14,457	7,830
General and administrative expenses to non-affiliates	26,815	27,913
Marketing expenses to affiliates	502	318
Marketing expenses to non-affiliates	798	0
Land operating expenses to non-affiliates	12,850	8,070

Total expenses	187,699	158,519

Operating loss	(66,244)	(58,684)

Interest income	12,926	18,161
Other income	9,050	7,125

Loss from continuing operations	(44,268)	(33,398)

Discontinued operations (Note 3)
Income from discontinued operations	70,145	104,468
Net gain on sale of investment properties	619,039	0

Income from discontinued operations	689,184	104,468

Net income	$644,916	71,070

Net income allocated to (Note 2):
General Partner	$590,259	711
Limited Partners	54,657	70,359

Net income	$644,916	71,070

Net income allocated to the one General Partner Unit	$590,259	711

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2012 and 2011)
Continuing operations	$(1.48)	(1.12)
Discontinued operations	3.33	3.50

	1.85	2.38

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2012 and 2011

	General	Limited
	Partner	Partners	Total
Balance at January 1, 2011	$15,740	15,096,682	15,112,422

Net income (Note 2)	711	70,359	71,070

Balance at December 31, 2011	16,451	15,167,041	15,183,492

Distributions to Partners (Note 2)	(590,000)	(4,804,618)	(5,394,618)

Net income (Note 2)	590,259	54,657	644,916

Balance at December 31, 2012	$16,710	10,417,080	10,433,790

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$644,916	71,070
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Net gain on sale of investment properties	(619,039)	0
Changes in assets and liabilities:
Other current assets	(2,442)	0
Accounts payable	1,715	6,865
Accrued real estate taxes	(8,683)	3,096
Due to affiliates	11,513	(190)

Net cash flow provided by operating activities	27,980	80,841

Cash flows from investing activities:
Additions to investment properties	(8,275)	(9,527)
Proceeds from sale of investment properties	5,462,228	0

Net cash flow provided by (used in) investing activities	5,453,953	(9,527)

Cash flows from financing activities:
Distributions	(5,394,618)	0

Net cash used in financing activities	(5,394,618)	0

Net increase in cash and cash equivalents	$87,315	71,314
Cash and cash equivalents at beginning of year	1,983,495	1,912,181

Cash and cash equivalents at end of year	$2,070,810	1,983,495

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2012 and 2011

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through December 31, 2012, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a unit repurchase program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing and non-interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

Except as described in footnote (b) of Item (2) on page 9, the Partnership uses the area method of allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

A presentation of information about operating segments would not be material to an understanding of the Partnership’s business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, the Partnership would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions and management’s intent to hold on to the remaining parcels until reasonable and acceptable offers are received. These factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

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

	2012		2011
	GAAP Basis	Tax Basis (unaudited)	GAAP Basis	Tax Basis (unaudited)
Total assets	$10,476,732	14,244,846	15,221,889	18,990,003
Partners’ capital:
General Partner	16,710	58,993	16,451	58,734
Limited Partners	10,417,080	14,141,827	15,167,041	18,891,335
Net income allocated:
General Partner	590,259	590,259	711	711
Limited Partners	54,657	54,657	70,359	70,359
Net income per Limited Partnership Unit	1.85	1.85	2.38	2.38

The net income per Unit is based upon the weighted average number of Units of 29,593 during 2012 and 2011.

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

As a general rule, Net Sales Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sales Proceeds (i) a return of their Original Capital plus (ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital. However, with respect to each parcel of land, the General Partner’s 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel (“Parcel Capital”) plus a 6% per annum noncompounded Parcel Cumulative Preferred Return thereon.

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

(3) Discontinued Operations and Investment Property Held for Sale

During the year ended December 31, 2012, the Partnership had multiple land sales, all of which are included in discontinued operations. Sales of investment properties of $5,462,228 and cost of land sold of $4,843,189, resulting in a net gain on sale of $619,039 is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. The net gain on sale for all investment property sold and the operations for all investment property sold for all periods presented are included in discontinued operations on the accompanying statements of operations for the years ended December 31, 2012 and 2011.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $60,554 and $41,562 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, of which $17,079 and $5,566 was unpaid as of December 31, 2012 and 2011, respectively.

An affiliate of the General Partner performs marketing and advertising services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $502 and $318 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, all of which was paid as of December 31, 2012 and 2011, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2012 and 2011, the Partnership incurred $215 and $0, respectively, of such costs. The affiliate does not recognize a profit on any project. Such costs are included in investment properties, all of which was paid as of December 31, 2012.

As of December 31, 2012 and 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(5) Investment properties

As of December 31, 2012, the Partnership owned six parcels of land consisting of approximately 491 acres. There were three land sales during the year ended December 31, 2012. The Partnership sold the remaining balances of Parcel 24, consisting of approximately 212 acres, Parcel 25, consisting of 225 acres, and Parcel 14, consisting of approximately 76 acres.

(a)	Reconciliation of investment properties owned:

	2012	2011
Balance at January 1,	$13,238,394	13,228,867
Additions during year	8,275	9,527
Sales during period	(4,843,189)	0

Balance at December 31,	$8,403,480	13,238,394

(b)	The aggregate cost of investment properties owned at December 31, 2012 for Federal income tax purposes was approximately $8,400,000 (unaudited).

(c)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions and management’s intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2012 and 2011, no impairment provisions were recorded by the Partnership.

(6) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2012 the Partnership had farm leases of generally one year in duration, for approximately 431 acres of the approximately 491 acres owned.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2012.

Item 9(A).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2013.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Brenda G. Gujral	Director and President of IREIC and principal executive officer of the Partnership
Catherine L. Lynch	Director, Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P. and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Assistant Counsel and Assistant Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 69) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

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

ROBERT H. BAUM (age 69) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

ROBERT D. PARKS (age 69) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April

2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 70) serves as a director of IREIC and has served as its president since February 2012 (and served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011). Ms. Gujral was appointed chief executive officer of IREIC in January 2008 until February 2012. She has been a director of Inland Securities Corporation since January 1997, and has served as its current president since January 2013 (and served as its president and chief operating officer from January 1997 to June 2009). Ms. Gujral was a director of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from its inception in March 2003 until May 2012 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral serves as a director of Inland American Real Estate Trust, Inc. and served as its president since its inception in October of 2004 until December of 2011. She also serves as a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and has served as its President since May 2012. She has been a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral oversees and works closely with IREIC’s executive officers to administer to the daily operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication. Ms. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.

Ms. Gujral has been with the Inland organization for thirty five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of the National Association of Real Estate Investment Trusts (“NAREIT”), the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).

CATHERINE L. LYNCH (age 54) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and treasurer and secretary (since June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director and treasurer of Inland Investment Advisors, Inc. since June 1995, as a director and treasurer of Inland Institutional Capital Partners, Inc. since May 2006, and as a director of Inland Private Capital Corporation since May 2012. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 68) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Private Capital Corporation since May 2001, a vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation

since July 1995, and a director and vice president of Inland Securities Corporation since July 1995. Since December 2007 Ms. Matlin has served as a director of Pan American Bank. Since 2008 Ms. Matlin has served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. She has served as vice president of administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She served as president of Inland American Business Manager & Advisor from October 2004 until December 2011. She has served as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA and is a member of REISA.

GUADALUPE GRIFFIN (age 48) joined Inland in 1994. Ms. Griffin serves as senior vice president of IREIC and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships, and limited liability companies, which include the development of operating and disposition strategies for the partnerships and investor communications. Ms. Griffin also has served as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin holds an Illinois Real Estate Brokers License.

DONNA URBAIN (age 50) joined Inland in 2002 and is the principal financial officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 36) joined Inland in 2005 and is an assistant counsel and assistant vice president of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since August 2009, and as the secretary of Inland Monthly Income Trust, Inc. and Inland Monthly Income Business Manager & Advisor since August 2011. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our general partner is entitled to receive a share of cash distributions of net sales proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us. In 2012, our general partner received distributions of $590,000.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration (as set forth under terms of the partnership agreement). For the year ended December 31, 2012, such costs included in general and administrative expenses to affiliates and professional services to affiliates were $60,554 of which $17,079 was unpaid as of December 31, 2012.

An affiliate of the general partner performs marketing and advertising services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2012, we incurred $502 of such costs, all of which was paid as of December 31, 2012.

An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the year ended December 31, 2012, we incurred $215 of such costs. The affiliate does not recognize a profit on any project. Such costs are included in investment properties, all of which was paid as of December 31, 2012.

As of December 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not maintain any equity compensation plans.

(a)	No person or group is known by us to beneficially own more than 5% of the outstanding units of our partnership.

(b)	The officers and directors of our general partner own as a group the following units of our partnership:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Limited partnership units	170 Units, directly	Less than 1%

No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

(c)	There exists no arrangement, known to us, the operation of which may at a subsequent date result in a change in our control.

Item 13.	Certain Relationships and Related Transactions

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

Item 14.	Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, LLP were as follows:

	Years ended December 31,
	2012	2011

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$46,515	45,690

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2012 and 2011, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 16 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and amended and restated Agreement of Limited Partnership, included as Exhibits A and B to the Registration Statement on Form S-11, filed with the SEC on October 12, 1988 as amended, are incorporated herein by reference thereto.

4	Form of Certificate of Ownership representing interests in the registrant filed as Exhibits 4(a) and 4(b) to Registration Statement on Form S-11, File No. 33-18607, is incorporated herein by reference thereto.

10.1	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund, L.P. Parcel 25), by and between Inland Land Appreciation Fund, L.P. and Gerard F. Schiele Trust, dated August 9, 2012, included as Exhibit 10.1 to Form 10-Q filed on November 2, 2012, is incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners’ Capital, (iv) the Statements of Cash Flows and (v) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2012 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Director and Principal Executive Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	March 7, 2013

/s/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	March 7, 2013

/s/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	March 7, 2013

/s/ ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 7, 2013

/s/ DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 7, 2013