Form 10-Q
period 2013-03-31
INLAND LAND APPRECIATION FUND LP
filed 2013-05-07
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

March 31, 2013 and December 31, 2012

(unaudited)

Assets	2013	2012

Current assets:
Cash and cash equivalents (Note 1)	$2,134,482	2,070,810
Other assets	1,784	2,442

Total current assets	2,136,266	2,073,252

Investment properties, at cost (including acquisition fees paid to affiliates of $216,239 at March 31, 2013 and December 31, 2012) (Note 4):
Land and improvements	8,409,715	8,403,480

Total assets	$10,545,981	10,476,732

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$12,719	18,580
Accrued real estate taxes	9,258	7,283
Due to affiliates (Note 3)	19,090	17,079
Unearned income	109,570	0

Total current liabilities	150,637	42,942

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,351,288	5,351,661
Cumulative cash distributions	(5,335,451)	(5,335,451)

	16,337	16,710

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at March 31, 2013 and December 31, 2012, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,985,821	28,022,788
Cumulative cash distributions	(43,480,217)	(43,479,111)

	10,379,007	10,417,080

Total Partners’ capital	10,395,344	10,433,790

Total liabilities and Partners’ capital	$10,545,981	10,476,732

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2013 and 2012

(unaudited)

	2013	2012

Revenues:
Rental income (Note 5)	$36,234	50,399

Total revenues	36,234	50,399

Expenses:
Professional services to affiliates	14,346	10,577
Professional services to non-affiliates	37,331	32,314
General and administrative expenses to affiliates	4,266	2,899
General and administrative expenses to non-affiliates	17,354	16,909
Marketing expenses to affiliates	130	0
Land operating expenses to non-affiliates	2,883	4,577

Total expenses	76,310	67,276

Operating loss	(40,076)	(16,877)

Interest income	1,236	2,442
Other income	1,500	2,850

Loss from continuing operations	(37,340)	(11,585)

Discontinued operations (Note 2):
Operating income, net	0	13,990

Income from discontinued operations	0	13,990

Net income (loss)	$(37,340)	2,405

Net income (loss) allocated to:
General Partner	$(373)	24
Limited Partners	(36,967)	2,381

Net income (loss)	$(37,340)	2,405

Net income (loss) allocated to the one General Partner Unit	$(373)	24

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three months ended March 31, 2013 and 2012):
Continuing operations	$(1.25)	(.39)
Discontinued operations	0	.47

	$(1.25)	.08

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(unaudited)

		2013	2012

Cash flows from operating activities:
Net income (loss)	$	(37,340)	2,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Changes in assets and liabilities:
Accounts receivable		0	(125)
Other assets		658	0
Accounts payable		(5,861)	(6,545)
Accrued real estate taxes		1,975	(2,132)
Due to affiliates		2,011	6,322
Unearned income		109,570	149,491
Liabilities associated with discontinued operations		0	53,884

Net cash provided by operating activities		71,013	203,300

Cash flows from investing activities:
Additions to investment properties		(6,235)	(211)

Net cash used in investing activities		(6,235)	(211)

Cash flows from financing activities:
Distributions		(1,106)	(1,538)

Net cash used in financing activities		(1,106)	(1,538)

Net increase in cash and cash equivalents		63,672	201,551
Cash and cash equivalents at beginning of period		2,070,810	1,983,495

Cash and cash equivalents at end of period	$	2,134,482	2,185,046

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2013

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2012 which are included in the Partnership’s 2012 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through March 31, 2013, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a unit repurchase program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

Except as described in footnote (b) to the Investment Properties table on page 15, the Partnership uses the area method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2013

(unaudited)

(2) Discontinued Operations and Investment Property Held for Sale

On May 4, 2012, the Partnership sold approximately 212 acres of Parcel 24 located in Kendall County, Illinois for approximately $2,220,000, which resulted in net sales proceeds of approximately $2,160,000 and a gain on sale of approximately $1,085,000. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities are separately classified as held for sale on the accompanying balance sheet as of March 31, 2012 and the operations for the three months ended March 31, 2012 are included in discontinued operations on the accompanying statements of operations. There is no investment property classified as held for sale as of March 31, 2013.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $18,612 and $13,476 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, of which $19,090 and $17,079 was unpaid as of March 31, 2013 and December 31, 2012, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $130 and $0 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, all of which was paid as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of March 31, 2013, the Partnership owned six parcels of land consisting of approximately 491 acres. There were no land sales during the three months ended March 31, 2013. During 2012, the Partnership sold the remaining balance of Parcel 24, consisting of approximately 212 acres, Parcel 25, consisting of 225 acres, and Parcel 14, consisting of approximately 76 acres.

(a)	Reconciliation of investment properties owned:

	March 31, 2013	December 31, 2012

Balance at January 1,	$8,403,480	13,238,394
Additions during period	6,235	8,275
Sales during period	0	(4,843,189)

Balance at end of period,	$8,409,715	8,403,480

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2013

(unaudited)

(b)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold the remaining parcels until such time as reasonable and acceptable offers are received. On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions and management’s intent to hold the remaining parcels until such time as reasonable and acceptable offers are received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2013 and 2012, respectively, no impairment provisions were recorded by the Partnership.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of March 31, 2013, unearned income was $109,570.

As of March 31, 2013, the Partnership had farm leases of generally one year in duration, for approximately 431 acres of the approximately 491 acres owned.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold the remaining parcels until such time as reasonable and acceptable offers are received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2013 and 2012, respectively, we have not recorded any such impairment.

Cost Allocation – We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

Assets Held for Sale - In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) the due diligence period as defined in the sales agreement has expired and a closing date has been set; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of March 31, 2013, we have not classified any investment properties as investment property held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through March 31, 2013, we have had multiple sales transactions disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. As of March 31, 2013, cumulative distributions to the limited partners have totaled $43,480,217, which is equivalent to 145% of the original capital raised which was $30,000,000, and $5,335,451 to the general partner. Through March 31, 2013, we have used $20,316,911 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2013, we own, in whole or in part, six of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At March 31, 2013, we had cash and cash equivalents of $2,134,482 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

There were no land sales for the three months ended March 31, 2013 and 2012, respectively. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $18,612 and $13,476 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, of which $19,090 and $17,079 was unpaid as of March 31, 2013 and December 31, 2012, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $130 and $0 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, all of which was paid as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of March 31, 2013, we owned six parcels of land consisting of approximately 491 acres. Of the 491 acres owned, approximately 431 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $36,234 and $50,399 for the three months ended March 31, 2013 and 2012, respectively. Rental income decreased approximately $20,030 due to fewer farm leases, as three farms were sold in 2012. The decrease was offset by an increase in rent of approximately $5,865 from the remaining farms. Farm rent payments are fully collected during the first quarter. A portion of the farm rent collected is classified as unearned income of $109,570 as of March 31, 2013.

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

Professional services to affiliates and non-affiliates were $51,677 and $42,891 for the three months ended March 31, 2013 and 2012, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates increased due to additional accounting fees for state tax filings, XBRL filing requirements, and audit fees.

General and administrative expenses to affiliates and non-affiliates were $21,620 and $19,808 for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in printing and postage costs as a result of the mini-tender offer.

Marketing expenses to affiliates were $130 and $0 for the three months ended March 31, 2013 and 2012, respectively. Marketing expenses to affiliates were for signage costs.

Land operating expenses to non-affiliates were $2,883 and $4,577 for the three months ended March 31, 2013 and 2012, respectively. These costs primarily include real estate taxes and insurance. The decrease is due to a decrease in both real estate taxes and insurance since three parcels were sold during 2012.

Interest income was $1,236 and $2,442 for the three months ended March 31, 2013 and 2012, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $1,500 and $2,850 for the three months ended March 31, 2013 and 2012, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease is due to less transfer fee income as a result of a decrease in the number of completed unit transfers.

Income from discontinued operations was $0 and $13,990 for the three months ended March 31, 2013 and 2012, respectively. Included in income from discontinued operations are rental income, insurance and real estate taxes pertaining to the investment property held for sale as of March 31, 2012. There is no investment property held for sale as of March 31, 2013.

Investment Properties

We acquired fee ownership of the following real property investments. The table below summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the quarter ending March 31, 2013.

Investment properties activity:

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 3/31/13	Current Year Gain(Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs

1	Kendall	84.7360	01/19/89	$	423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89		650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89		189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89		508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89		2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89		416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89		84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued)

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 3/31/13	Current Year Gain(Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
8	Kendall (b)	5.0000	06/21/89	$	60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89		586,845	22,482	609,327	94,659	0	703,986	0

10	McHenry (b)	123.9400	08/07/89		91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89		321,216	22,641	343,857	94,534	0	438,391	0

12	Kendall	90.2710	10/31/89		907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89		251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89		419,111	23,402	442,513	206,810	649,323	0	0
		(76.2020)	09/13/12

15	Lake	84.5564	01/03/90		1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90		1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17	McHenry	99.9240	01/29/90		739,635	61,038	800,673	1,254,202	320,961	1,733,914	0
		(27.5100)	01/29/99

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued)

Parcel	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 3/31/13	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
18	McHenry	71.4870	01/29/90	$	496,116	26,259	522,375	517,216	11,109	1,028,482	0
		(1.0000)	Var 1990
		(.5200)	03/11/93

19	McHenry	63.6915	02/23/90		490,158	29,158	519,316	662,697	0	1,182,013	0

20	Kane	224.1480	02/28/90		2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90		1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998

22	McHenry	254.5250	04/11/90		2,608,881	136,559	2,745,440	577,489	0	3,322,929	0
		(51.000)	10/02/08

23	Kendall	140.0210	05/08/90		1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90		1,359,774	98,921	1,458,695	101,991	1,560,686	0	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.577)	05/04/12

25	Kane	225.0000	06/01/90		2,600,000	168,778	2,768,778	301,040	3,069,818	0	0
		(225.0000)	09/07/12

	Totals			$	23,624,761	1,562,308	25,187,069	20,316,911	37,094,265	8,409,715	0

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 were treated as one parcel and Parcels 9, 10 and 11 will continue to be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

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

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2013. Therefore, we may authorize additional sales of partnership units directly between parties during 2013. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. Payment of the required withholding amount of $1,106 was made to the Illinois Department of Revenue during March 2013 and was recorded as a distribution to the limited partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. During April 2013, we paid $6 to the Internal Revenue Service on behalf of foreign partners and recorded it as a distribution to the limited partners.

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

Based on management’s evaluation as of March 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	May 7, 2013

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	May 7, 2013

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	May 7, 2013