Form 10-Q
period 2013-06-30
INLAND LAND APPRECIATION FUND LP
filed 2013-08-05
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Yes ☐     No X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

June 30, 2013 and December 31, 2012

(unaudited)

Assets	2013	2012

Current assets:
Cash and cash equivalents (Note 1)	$2,096,528	2,070,810
Other assets	1,118	2,442

Total current assets	2,097,646	2,073,252

Investment properties, at cost (including acquisition fees paid to affiliates of $216,239 and $216,239 at June 30, 2013 and December 31, 2012, respectively) (Note 4):
Land and improvements	8,410,087	8,403,480

Total assets	$10,507,733	10,476,732

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$10,435	18,580
Accrued real estate taxes	8,577	7,283
Due to affiliates (Note 3)	16,924	17,079
Unearned income	73,312	0

Total current liabilities	109,248	42,942

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,351,319	5,351,661
Cumulative cash distributions	(5,335,451)	(5,335,451)

	16,368	16,710

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at June 30, 2013 and December 31, 2012, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,988,937	28,022,788
Cumulative cash distributions	(43,480,223)	(43,479,111)

	10,382,117	10,417,080

Total Partners’ capital	10,398,485	10,433,790

Total liabilities and Partners’ capital	$10,507,733	10,476,732

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2013 and 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

Revenues:
Rental income (Note 5)	$36,633	49,898	72,867	100,297

Total revenues	36,633	49,898	72,867	100,297

Expenses:
Professional services to affiliates	11,288	14,062	25,634	24,639
Professional services to non-affiliates	12,328	7,751	49,659	40,065
General and administrative expenses to affiliates	4,197	2,013	8,463	4,912
General and administrative expenses to non-affiliates	3,557	6,816	20,911	23,725
Marketing expenses to affiliates	30	0	160	0
Land operating expenses to non-affiliates	4,336	6,121	7,219	10,698

Total expenses	35,736	36,763	112,046	104,039

Operating income (loss)	897	13,135	(39,179)	(3,742)

Interest income	1,250	3,236	2,486	5,678
Other income	1,000	2,000	2,500	4,850

Income (loss) from continuing operations	3,147	18,371	(34,193)	6,786

Discontinued operations (Note 2):
Income from discontinued operations	0	6,126	0	20,116
Gain on sale of investment properties	0	1,088,536	0	1,088,536

	0	1,094,662	0	1,108,652

Net income (loss)	$3,147	1,113,033	(34,193)	1,115,438

Net income (loss) allocated to:
General Partner	$31	390,245	(342)	390,269
Limited Partners	3,116	722,788	(33,851)	725,169

Net income (loss)	$3,147	1,113,033	(34,193)	1,115,438

Net income (loss) allocated to the one General Partner Unit	$31	390,245	(342)	390,269

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2013 and 2012):
Continuing operations	$.11	.62	(1.14)	.23
Discontinued operations	0	23.80	0	24.27

	$.11	24.42	(1.14)	24.50

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

(unaudited)

		2013	2012

Cash flows from operating activities:
Net income (loss)	$	(34,193)	1,115,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Gain on discontinued operations		0	(1,088,536)
Changes in assets and liabilities:
Other assets		1,324	0
Accounts payable		(8,145)	(5,491)
Accrued real estate taxes		1,294	(3,440)
Due to affiliates		(155)	5,931
Unearned income		73,312	100,218

Net cash provided by operating activities		33,437	124,120

Cash flows from investing activities:
Additions to investment properties		(6,607)	(2,611)
Proceeds from disposition of investment property held for sale		0	2,212,584

Net cash provided by (used in) investing activities		(6,607)	2,209,973

Cash flows from financing activities:
Distributions		(1,112)	(2,194,618)

Net cash used in financing activities		(1,112)	(2,194,618)

Net increase in cash and cash equivalents		25,718	139,475
Cash and cash equivalents at beginning of period		2,070,810	1,983,495

Cash and cash equivalents at end of period	$	2,096,528	2,122,970

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2013

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through June 30, 2013, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a unit repurchase program.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2012 financial statements to conform to the 2013 presentation. Unless otherwise noted, all disclosures in the financial statements relate to the continuing operations of the Partnership.

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

June 30, 2013

(unaudited)

(2) Discontinued Operations and Investment Property Held for Sale

On May 4, 2012, the Partnership sold approximately 212 acres of Parcel 24 located in Kendall County, Illinois for approximately $2,220,000, which resulted in a gain on sale of $1,088,536. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. The gain on sale and operations for the sold parcel for the six months ended June 30, 2012 are included in discontinued operations on the accompanying statements of operations. There is no investment property classified as held for sale as of June 30, 2013.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $34,097 and $29,551 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2013 and 2012, respectively, of which $16,924 and $17,079 was unpaid as of June 30, 2013 and December 31, 2012, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $160 and $0 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2013 and 2012, respectively, all of which was paid as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of June 30, 2013, the Partnership owned four parcels of land consisting of approximately 491 acres. There were no land sales during the six months ended June 30, 2013. During the second quarter of 2012, the Partnership sold the remaining balance of Parcel 24, consisting of approximately 212 acres, and during the third quarter of 2012, the Partnership sold Parcel 25, consisting of 225 acres, and Parcel 14, consisting of approximately 76 acres.

(a)	Reconciliation of investment properties owned:

	June 30, 2013	December 31, 2012

Balance at January 1,	$8,403,480	13,238,394
Additions during period	6,607	8,275
Sales during period	0	(4,843,189)

Balance at end of period,	$8,410,087	8,403,480

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2013

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2013 and 2012, respectively, there were no impairment provisions recorded by the Partnership.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of June 30, 2013, unearned income was $73,312.

As of June 30, 2013, the Partnership had farm leases of generally one year in duration, for approximately 431 acres of the approximately 491 acres owned.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2013 and 2012, respectively, there were no impairment provisions recorded.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of June 30, 2013, we have not classified any investment properties as investment property held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through June 30, 2013, we have had multiple sales transactions disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. As of June 30, 2013, cumulative distributions to the limited partners have totaled $43,480,223, which is equivalent to 145% of the original capital raised which was $30,000,000, and $5,335,451 to the general partner. Through June 30, 2013, we have used $20,317,283 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2013, we own, in whole or in part, four of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At June 30, 2013, we had cash and cash equivalents of $2,096,528 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

There were no land sales for the six months ended June 30, 2013. During the six months ended June 30, 2012, we received net sales proceeds of $2,212,584 from the sale of the remaining 212 acres of Parcel 24. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We have been successful in pre-development activities such as rezoning, annexation and/or land planning of approximately 410 acres of Parcels 17/18/22 and 19 in McHenry, Illinois. Further pre-development activities are on hold pending significant improvements in the real estate market as well as demand for improved land zoned for residential and commercial use.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen improvements in the residential real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. We are aware of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds, as well as farmers looking to increase their farming businesses. Inquiries on the Partnership’s land holdings have also increased.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $34,097 and $29,551 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2013 and 2012, respectively, of which $16,924 and $17,079 was unpaid as of June 30, 2013 and December 31, 2012, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $160 and $0 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2013 and 2012, respectively, all of which was paid as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of June 30, 2013, we owned four parcels of land consisting of approximately 491 acres. Of the 491 acres owned, approximately 431 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $72,867 and $100,297 for the six months ended June 30, 2013 and 2012, respectively. Rental income decreased due to fewer farm leases, as one farm was sold during the six months ended June 30, 2012. Farm rent payments are fully collected during the first quarter. A portion of the farm rent collected is classified as unearned income of $73,312 as of June 30, 2013.

We have been successful in pre-development activities such as rezoning, annexation and/or land planning of approximately 410 acres of Parcels 17/18/22 and 19 in McHenry, Illinois. A portion of Parcel 17/18/22 is within the planning jurisdiction of the City of Woodstock. A portion of Parcel 17/18/22 was forcibly annexed into the corporate limits of the Village of Bull Valley and subject to that village’s restrictions. For land planning purposes, it was our intent to have most of Parcel 17/18/22 annexed to the City of Woodstock. In a prior year, we entered into a Settlement and Annexation Agreement with the Village of Bull Valley which moved the boundary line favorably for us allowing us to proceed with the land planning for this collective parcel with the City of Woodstock. The settlement with Bull Valley provided the prospect of allowing us to develop the property with sewer and water facilities from the City of Woodstock and with a land use that could not have been developed in Bull Valley. In consideration for the release of land, we simultaneously conveyed approximately 51 acres to the Village of Bull Valley. Also as part of the settlement, we received favorable zoning for the remaining land that lies within the limits of the Village of Bull Valley. Due to the downturn in the real estate and financial markets the decision was made to discontinue the land planning process for this collective parcel until such time as the market rebounds and homebuilders and developers enter back into these markets.

Parcel 19 previously received approval required from certain Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expired on May 5, 2011. During the first quarter of 2011, we submitted a formal request for an additional extension as allowed by the Village of McHenry. We received a response which required addressing minor storm water comments raised by the McHenry County Department of Planning and Development. These matters have been addressed in a formal response. During May we received notice of a recent policy change by the Planning and Development Committee of the County Board regarding subdivisions extensions. The Committee will no longer grant extensions to subdivisions, as had become common practice over the last five years. Instead subdivision applicants that are currently in the final plat stage will now have the option of suspending the subdivision application for a period of up to four years. We have accepted this option and as a result of this policy change we have until April 18, 2017 to reinitiate our request to proceed with the previously approved plan.

Professional services to affiliates and non-affiliates were $75,293 and $64,704 for the six months ended June 30, 2013 and 2012, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates increased due to additional accounting fees for state tax filings, XBRL filing requirements, and audit fees.

General and administrative expenses to affiliates and non-affiliates were $29,374 and $28,637 for the six months ended June 30, 2013 and 2012, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in printing and postage costs as a result of the mini-tender offer.

Marketing expenses to affiliates were $160 and $0 for the six months ended June 30, 2013 and 2012, respectively. Marketing expenses to affiliates were for signage costs.

Land operating expenses to non-affiliates were $7,219 and $10,698 for the six months ended June 30, 2013 and 2012, respectively. These costs primarily include real estate taxes and insurance. The decrease is due to a decrease in both real estate taxes and insurance since one parcel was sold during the six months ended June 30, 2012.

Interest income was $2,486 and $5,678 for the six months ended June 30, 2013 and 2012, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates.

Other income was $2,500 and $4,850 for the six months ended June 30, 2013 and 2012, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease is due to less transfer fee income as a result of a decrease in the number of completed unit transfers.

Income from discontinued operations was $0 and $1,108,652 for the six months ended June 30, 2013 and 2012, respectively. Included in income from discontinued operations are rental income, insurance and real estate taxes pertaining to the investment property held for sale as of June 30, 2012. There is no investment property held for sale as of June 30, 2013.

Investment Properties

We acquired fee ownership of the following real property investments. The table below summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the quarter ending June 30, 2013.

Investment properties activity:

Total
		Gross						Costs		Remaining	Current Year
		Acres	Purchase/	Initial Costs				Capitalized	Costs of	Costs of	Gain(Loss)
Parcel	Illinois County	Purchased (Sold)	Sales Date		Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 6/30/13	on Sale Recognized
1	Kendall	84.7360	01/19/89	$	423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89		650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89		189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89		508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89		2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89		416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89		84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued):

										Total
		Gross						Costs		Remaining	Current Year
		Acres	Purchase/	Initial Costs				Capitalized	Costs of	Costs of	Gain(Loss)
Parcel	Illinois County	Purchased (Sold)	Sales Date		Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 6/30/13	on Sale Recognized
8	Kendall (b)	5.0000	06/21/89	$	60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89		586,845	22,482	609,327	94,659	0	703,986	0

10	McHenry (b)	123.9400	08/07/89		91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89		321,216	22,641	343,857	94,534	0	438,391	0

12	Kendall	90.2710	10/31/89		907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89		251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89		419,111	23,402	442,513	206,810	649,323	0	0
		(76.2020)	09/13/12

15	Lake	84.5564	01/03/90		1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90		1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17/18/22	McHenry	425.9360	Var 1990		3,844,632	223,856	4,068,488	2,348,907	332,070	6,085,325	0
		(1.0000)	Var 1990
		(0.5200)	03/11/93
		(27.5100)	01/29/99
		(51.0000)	10/02/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued):

Total
		Gross						Costs		Remaining	Current Year
		Acres	Purchase/	Initial Costs				Capitalized	Costs of	Costs of	Gain(Loss)
Parcel	Illinois County	Purchased (Sold)	Sales Date		Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 6/30/13	on Sale Recognized
19	McHenry	63.6915	02/23/90	$	490,158	29,158	519,316	663,069	0	1,182,385	0

20	Kane	224.1480	02/28/90		2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90		1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998

23	Kendall	140.0210	05/08/90		1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90		1,359,774	98,921	1,458,695	101,991	1,560,686	0	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.577)	05/04/12

25	Kane	225.0000	06/01/90		2,600,000	168,778	2,768,778	301,040	3,069,818	0	0
		(225.0000)	09/07/12

	Totals			$	23,624,761	1,562,308	25,187,069	20,317,283	37,094,265	8,410,087	0

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 were treated as one parcel and Parcels 9, 10 and 11 will continue to be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

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

Based on management’s evaluation as of June 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	August 5, 2013

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	August 5, 2013

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Date:	August 5, 2013