Form 10-K
period 2013-12-31
INLAND LAND APPRECIATION FUND LP
filed 2014-03-12
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Yes  ☒    No   ☐

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

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund, L.P. was formed in October 1987 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 12, 1988, we commenced an offering of 10,000 (subject to an increase to 30,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on October 6, 1989, after we sold 30,000 units, at $1,000 per unit, resulting in gross offering proceeds of $30,000,000, which does not include proceeds from our general partner or our initial limited partner. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2013, we had repurchased a total of 407.75 units for $359,484 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-five parcels of undeveloped land and are engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2013, we have had multiple sales transactions, disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. We continue to own the remaining 491 acres, comprising Parcels 9, 11, 17/18/22 and 19, until such time as we receive a favorable offer which the general partner deems to be reflective of the market for the land within that area.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We have been successful in pre-development activities such as rezoning, annexation and/or land planning of approximately 410 acres of Parcels 17/18/22 and 19 in McHenry, Illinois. Further pre-development activities are on hold pending significant improvements in the real estate market as well as demand for improved land zoned for residential and commercial use. During the first quarter of 2014, we received an offer from a third party purchaser to acquire Parcel 17/18/22. We are in the process of negotiating a contract. Provided acceptable terms are reached and the purchaser waives all its contingencies, the transaction could close during the second quarter.

There were no land sales during the year ended December 31, 2013. For the year ended December 31, 2012, net sales proceeds from the sale of investment properties of $5,462,228 and the cost of investment properties sold of $4,843,189 is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. In 2013, we recorded a $1,112 deemed distribution to the limited partners due to the tax withholdings paid to the Illinois Department of Revenue for the Illinois non-resident limited partners and the tax withholdings paid to the Internal Revenue Service for the foreign limited partners. These withholding distributions will offset subsequent cash distributions. In 2012, we made distributions totaling $5,394,618, which included $4,804,618 paid to the limited partners and $590,000 paid to the general partner. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs during 2014 to determine future distributions.

We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, at December 31, 2013, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. Subsequent to year end, management has formally changed its intent to hold the remaining parcels for an indefinite period of time. After December 31, 2013, management received offers from third parties interested in acquiring several parcels of the Partnership’s remaining land. Management has determined it should attempt to negotiate purchase and sale agreements with these potential purchasers as management has determined these offers are reasonable and acceptable. Based on these sales offers and the estimated market values of the remaining parcels, management estimates an approximate $2 million to $3 million decrease in the current land value of the remaining acreage.

We had no employees during 2013. Accordingly, we hired no compensation consultants.

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

Lack of Geographic Diversification. All of our remaining land investments are located in McHenry County, Illinois, near the Chicago metropolitan area. The success of the partnership will, therefore, depend to a great extent upon the rate and amount of economic growth in the Chicago metropolitan area.

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

Item 1(B). Unresolved Staff Comments

Not applicable

Item 2. Properties

We acquired fee ownership of the following real property investments. The table below summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the year ending December 31, 2013.

Investment properties activity:

		Gross Acres		Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
	Illinois	Purchased	Purchase/Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/13	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97
2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00
3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90
4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005
5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03
6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07
7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued):

		Gross Acres		Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
	Illinois	Purchased	Purchase/Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/13	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89
9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,659	0	703,986	0
10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89
11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,534	0	438,391	0
12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04
13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01
14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,810	649,323	0	0
		(76.2020)	09/13/12
15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998
16	Kane/Kendall	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
		(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03
17/18/22	McHenry	425.9360	Var 1990	3,844,632	223,856	4,068,488	2,348,907	332,070	6,085,325	0
		(1.0000)	Var 1990
		(0.5200)	03/11/93
		(27.5100)	01/29/99
		(51.0000)	10/02/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued):

		Gross Acres		Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
	Illinois	Purchased	Purchase/Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/13	Recognized
19	McHenry	63.6915	02/23/90	$490,158	29,158	519,316	663,069	0	1,182,385	0
20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04
21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998
23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99
24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	1,560,686	0	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.577)	05/04/12
25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	3,069,818	0	0
		(225.0000)	09/07/12

	Totals			$23,624,761	1,562,308	25,187,069	20,317,283	37,094,265	8,410,087	0

(a)	Included in the purchase agreement of Parcel 5 was a condition that required the Partnership to buy an option to purchase an additional 243 acres immediately to the west of this parcel. The 1990 sale transaction relates to the sale of this option.

(b)	The Partnership purchased from two third parties, two sets of three contiguous parcels of land (Parcels 6, 7 and 8; and Parcels 9, 10 and 11). The General Partner believes that the total value of this land will be maximized if it is treated and marketed to buyers as six separate parcels and closed the transactions as six separate purchases to facilitate this. Parcels 6, 7 and 8 were treated as one parcel and Parcels 9, 10 and 11 will continue to be treated as one parcel for purposes of computing Parcel Capital (as defined in the Partnership Agreement) and distributions to the partners.

Our general partner anticipates our land will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus a 15% cumulative return. Substantially all of our remaining parcels consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2013, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 10, 2014, there were 2,596 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

In 2013, we recorded a $1,112 deemed distribution to the limited partners due to the tax withholdings paid to the Illinois Department of Revenue for the Illinois non-resident limited partners and the tax withholdings paid to the Internal Revenue Service for the foreign limited partners. These withholding distributions will offset subsequent cash distributions. In 2012, we made distributions totaling $5,394,618, which included $4,804,618 paid to the limited partners and $590,000 paid to the general partner. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs during 2014 to determine future distributions.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to a property until such time as a reasonable and acceptable offer is received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2013 and 2012, respectively, we had recorded no such impairment.

Cost Allocation - We use the area method of cost allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of December 31, 2013, we have not classified any properties as held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through December 31, 2013, we have had multiple sales transactions, disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. As of December 31, 2013, cumulative distributions to the limited partners have totaled $43,480,223 which is equivalent to 145% of the original capital raised, which was $30,000,000, and cumulative distributions to the general partner have totaled $5,335,451. Through December 31, 2013, we have used $20,317,283 of working capital for rezoning and other activities. Such amounts have been capitalized as costs capitalized subsequent to acquisition and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2013, we own, in whole or in part, four of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At December 31, 2013, we had cash and cash equivalents of $1,999,497, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

We have been successful in pre-development activities such as rezoning, annexation and /or land planning of approximately 410 acres of Parcels 19 and 17/18/22 in McHenry, Illinois. Further pre-development activities are on hold pending significant improvements in the real estate market as well as demand for improved land zoned for residential and commercial use. During the first quarter of 2014, we received an offer from a third party purchaser to acquire Parcel 17/18/22. We are in the process of negotiating a contract. Provided acceptable terms are reached and the purchaser waives all its contingencies, the transaction could close during the second quarter.

During the year ended December 31, 2013, there were no land sales. For the year ended December 31, 2012, net sales proceeds from the sale of investment properties of $5,462,228 and the cost of investment properties sold of $4,843,189 are the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. Although we have seen improvements in the residential resale real estate markets, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, continues to adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. We are aware of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds, as well as farmers looking to increase their farming businesses. Inquiries on the Partnership’s land holdings continue to increase as evidenced by recent offers received from current farm tenants.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $50,873 and $60,554 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, of which $9,621 and $17,079 was unpaid as of December 31, 2013 and 2012, respectively.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed for direct costs. Such costs of $160 and $502 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, all of which was paid as of December 31, 2013 and 2012, respectively.

An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2013 and 2012, we incurred $0 and $215, respectively, of such costs. The affiliate does not recognize a profit on any project. Such costs are included in investment properties, all of which was paid as of December 31, 2012.

As of December 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2013, we owned four parcels of land consisting of approximately 491 acres. Of the 491 acres owned, approximately 431 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $146,929 and $121,455 for the years ended December 31, 2013 and 2012, respectively. Rental income increased due to an increase in the farm rental rates. The 2014 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2014.

We have been successful in pre-development activities such as rezoning, annexation and/or land planning of approximately 410 acres of Parcels 17/18/22 and 19 in McHenry, Illinois. A majority of Parcel 17/18/22 is within the planning jurisdiction of the City of Woodstock with the balance annexed into the corporate limits of the Village of Bull Valley. Land planning for this collective parcel is on hold until such time as the market where the property is located rebounds. During the first quarter of 2014, we received an offer from a third party purchaser to acquire Parcel 17/18/22. We are in the process of negotiating a contract. Provided acceptable terms are reached and the purchaser waives all its contingencies, the transaction could close during the second quarter.

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

Professional services to affiliates and non-affiliates were $142,047 and $132,277 for the years ended December 31, 2013 and 2012, respectively. Professional services primarily include accounting fees and legal fees. The increase in professional services to affiliates and non-affiliates is due primarily to additional accounting fees for state tax filings, XBRL filing requirements, and audit fees.

General and administrative expenses to affiliates and non-affiliates were $42,548 and $41,272 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses primarily include data processing costs, postage and printing costs. There are no significant changes for 2013.

Marketing expenses to affiliates and non-affiliates were $160 and $1,300 for the years ended December 31, 2013 and 2012, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale and monitoring activity at the parcels. The marketing expenses are primarily signage costs.

Land operating expenses to non-affiliates were $13,657 and $12,850 for the years ended December 31, 2013 and 2012, respectively. These costs primarily include real estate tax expense and insurance expense. The increase is due to an increase in real estate taxes for 2013.

Interest income was $4,989 and $12,926 for the years ended December 31, 2013 and 2012, respectively. Interest income is primarily a result of the cash available to invest on a short term basis. The decrease in interest income is due to a decrease in interest rates and less cash available for investing.

Other income was $4,450 and $9,050 for the years ended December 31, 2013 and 2012, respectively. Other income is due primarily to transfer fees as a result of the number of completed transfers of limited partnership units. The decrease is due to less transfer fee income as a result of a decrease in the number of completed unit transfers.

Income from discontinued operations was $0 and $70,145 for the years ended December 31, 2013 and 2012, respectively. Included in income from discontinued operations are rental income, insurance and real estate taxes pertaining to the parcels sold during the year ended December 31, 2012.

During the year ended December 31, 2013, there were no land sales. The net gain on sale of investment properties of $619,039 for the year ended December 31, 2012 is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. Sales activity for the year ended December 31, 2012 was the result of an increase in sales of vacant land to both speculators looking to hold land until the market rebounds and farmers looking to increase their farming businesses.

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

Subsequent to year end, management has formally changed its intent to hold the remaining parcels for an indefinite period of time. After December 31, 2013, management received offers from third parties interested in acquiring several parcels of the Partnership’s remaining land. Management has determined it should attempt to negotiate purchase and sale agreements with these potential purchasers as management has determined these offers are reasonable and acceptable. Based on these sales offers and the estimated market values of the remaining parcels, management estimates an approximate $2 million to $3 million decrease in the current land value of the remaining acreage.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the tax year ended December 31, 2013, there are no withholdings required. For the tax year ended December 31, 2012, the required withholding of $1,106 was made to the Illinois Department of Revenue during March 2013 and was recorded as a distribution to the limited partners. You are encouraged to consult with your tax advisor in connection with the

Illinois withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the tax year ended December 31, 2013, no withholding is required for foreign investors. For the tax year ended December 31, 2012, we paid $6 to the Internal Revenue Service on behalf of foreign partners and recorded it as a distribution to the limited partners.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2013 and 2012, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 12, 2014

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,999,497	2,070,810
Other assets	2,580	2,442

Total current assets	2,002,077	2,073,252

Investment properties, at cost (including acquisition fees paid to affiliates of $216,239 at December 31, 2013 and 2012) (Note 5):
Land and improvements	8,410,087	8,403,480

Total assets	$10,412,164	10,476,732

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$2,629	18,580
Accrued real estate taxes	9,280	7,283
Due to affiliates (Note 4)	9,621	17,079

Total current liabilities	21,530	42,942

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,351,241	5,351,661
Cumulative cash distributions	(5,335,451)	(5,335,451)

	16,290	16,710

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at December 31, 2013 and 2012, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	27,981,164	28,022,788
Cumulative cash distributions	(43,480,223)	(43,479,111)

	10,374,344	10,417,080

Total Partners’ capital	10,390,634	10,433,790

Total liabilities and Partners’ capital	$10,412,164	10,476,732

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2013 and 2012

	2013	2012

Revenues:
Rental income (Note 6)	$146,929	121,455

Total revenues	146,929	121,455

Expenses:
Professional services to affiliates	40,100	46,097
Professional services to non-affiliates	101,947	86,180
General and administrative expenses to affiliates	10,773	14,457
General and administrative expenses to non-affiliates	31,775	26,815
Marketing expenses to affiliates	160	502
Marketing expenses to non-affiliates	0	798
Land operating expenses to non-affiliates	13,657	12,850

Total expenses	198,412	187,699

Operating loss	(51,483)	(66,244)

Interest income	4,989	12,926
Other income	4,450	9,050

Loss from continuing operations	(42,044)	(44,268)

Discontinued operations (Note 3)
Income from discontinued operations	0	70,145
Net gain on sale of investment properties	0	619,039

Income from discontinued operations	0	689,184

Net income (loss)	$(42,044)	644,916

Net income (loss) allocated to (Note 2):
General Partner	$(420)	590,259
Limited Partners	(41,624)	54,657

Net income (loss)	$(42,044)	644,916

Net income (loss) allocated to the one General Partner Unit	$(420)	590,259

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the years ended December 31, 2013 and 2012)
Continuing operations	$(1.41)	(1.48)
Discontinued operations	0	3.33

	$(1.41)	1.85

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2013 and 2012

	General Partner	Limited Partners	Total

Balance at January 1, 2012	$16,451	15,167,041	15,183,492

Distributions to Partners (Note 2)	(590,000)	(4,804,618)	(5,394,618)

Net income (Note 2)	590,259	54,657	644,916

Balance at December 31, 2012	16,710	10,417,080	10,433,790

Distributions to Partners (Note 2)	0	(1,112)	(1,112)

Net loss (Note 2)	(420)	(41,624)	(42,044)

Balance at December 31, 2013	$16,290	10,374,344	10,390,634

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(42,044)	644,916
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Gain on sale of investment properties	0	(619,039)
Changes in assets and liabilities:
Other assets	(138)	(2,442)
Accounts payable	(15,951)	1,715
Accrued real estate taxes	1,997	(8,683)
Due to affiliates	(7,458)	11,513

Net cash flow provided by (used in) operating activities	(63,594)	27,980

Cash flows from investing activities:
Additions to investment properties	(6,607)	(8,275)
Proceeds from sale of investment properties	0	5,462,228

Net cash flow provided by (used in) investing activities	(6,607)	5,453,953

Cash flows from financing activities:
Distributions	(1,112)	(5,394,618)

Net cash used in financing activities	(1,112)	(5,394,618)

Net increase (decrease) in cash and cash equivalents	(71,313)	87,315
Cash and cash equivalents at beginning of year	2,070,810	1,983,495

Cash and cash equivalents at end of year	$1,999,497	2,070,810

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2013 and 2012

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through December 31, 2013, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a unit repurchase program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing and non-interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

Except as described in footnote (b) of Item (2) on page 10, the Partnership uses the area method of allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

A presentation of information about operating segments would not be material to an understanding of the Partnership’s business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, at December 31, 2013, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, the Partnership would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions and management’s intent to hold on to a property until a reasonable and acceptable offer is received. These factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

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

	2013		2012
	GAAP Basis	Tax Basis (unaudited)	GAAP Basis	Tax Basis (unaudited)

Total assets	$10,412,164	14,180,278	10,476,732	14,244,846

Partners’ capital:
General Partner	16,290	58,573	16,710	58,993
Limited Partners	10,374,344	14,100,176	10,417,080	14,141,827

Net income (loss) allocated:
General Partner	(420)	(420)	590,259	590,259
Limited Partners	(41,624)	(41,624)	54,657	54,657

Net income (loss) per Limited Partnership Unit	(1.41)	(1.41)	1.85	1.85

The net income (loss) per Unit is based upon the weighted average number of Units of 29,593 during 2013 and 2012.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Partnership Agreement

The Partnership Agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to the Partnership’s land during a given year exceed revenues of the Partnership, the General Partner will make a Supplemental Capital Contribution of such amount to the Partnership to ensure that it has sufficient funds to make such payments and receive a special allocation of expenses in a like amount.

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

(3) Discontinued Operations and Investment Property Held for Sale

There were no land sales during the year ended December 31, 2013. During the year ended December 31, 2012, the Partnership had multiple land sales, all of which are included in discontinued operations. Sales of investment properties of $5,462,228 and cost of land sold of $4,843,189, resulting in a net gain on sale of $619,039, is the result of the sale of Parcel 24, consisting of approximately 212 acres, the sale of Parcel 25, consisting of 225 acres, and the sale of Parcel 14, consisting of approximately 76 acres. The net gain on sale for all investment property sold and the operations for all investment property sold for all periods presented are included in discontinued operations on the accompanying statements of operations for the years ended December 31, 2013 and 2012. There were no assets held for sale as of December 31, 2013 and 2012.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $50,873 and $60,554 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, of which $9,621 and $17,079 was unpaid as of December 31, 2013 and 2012, respectively.

An affiliate of the General Partner performs marketing and advertising services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $160 and $502 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, all of which was paid as of December 31, 2013 and 2012, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2013 and 2012, the Partnership incurred $0 and $215, respectively, of such costs. The affiliate does not recognize a profit on any project. Such costs are included in investment properties, all of which was paid as of December 31, 2012.

As of December 31, 2013 and 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(5) Investment properties

As of December 31, 2013, the Partnership owned four parcels of land consisting of approximately 491 acres. There were no land sales during the year ended December 31, 2013. During 2012, the Partnership sold the remaining balances of Parcel 24, consisting of approximately 212 acres, Parcel 25, consisting of 225 acres, and Parcel 14, consisting of approximately 76 acres.

(a)	Reconciliation of investment properties owned:

	2013	2012
Balance at January 1,	$8,403,480	13,238,394
Additions during year	6,607	8,275
Sales during period	0	(4,843,189)

Balance at December 31,	$8,410,087	8,403,480

(b)	The aggregate cost of investment properties owned at December 31, 2013 for Federal income tax purposes was approximately $8,400,000 (unaudited).

(c)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, at December 31, 2013, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions and management’s intent to hold on to a property until such time as a reasonable and acceptable offer is received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2013 and 2012, no impairment provision was recorded by the Partnership.

(6) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2013, the Partnership had farm leases of generally one year in duration, for approximately 431 acres of the approximately 491 acres owned.

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

Subsequent to year end, management has formally changed its intent to hold the remaining parcels for an indefinite period of time. After December 31, 2013, management received offers from third parties interested in acquiring several parcels of the Partnership’s remaining land. Management has determined it should attempt to negotiate purchase and sale agreements with these potential purchasers as management has determined these offers are reasonable and acceptable. Based on these sales offers and the estimated market values of the remaining parcels, management estimates an approximate $2 million to $3 million decrease in the current land value of the remaining acreage.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2013.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During 2004, the board of directors of our general partner formalized our audit committee. The audit committee is not independent from our general partner and consists of Catherine L. Lynch, committee chair and audit committee financial expert, Guadalupe Griffin, Roberta S. Matlin and Cathleen M. Hrtanek. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

Our general partner has a code of ethics that applies to all of its employees. We will provide the code of ethics free of charge upon written request to our Investor Services department in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2014.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Mitchell A. Sabshon	Director, Chief Executive Officer and President of IREIC
Catherine L. Lynch	Director, Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Brenda G. Gujral	Director of IREIC
Brian M. Conlon	Director of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management and Principal Executive Officer of the Partnership
Donna Urbain	Principal Financial Officer of the Partnership and Vice President- Controller of IREIC
Cathleen M. Hrtanek	Associate Counsel and Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 70) is Chairman and CEO of The Inland Real Estate Group of Companies, Inc. headquartered on a 28-acre campus in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of separate real estate investment and financial companies with managed assets in excess of $20 billion, doing business nationwide with a presence in 48 states. Inland owns and manages properties in all real estate sectors, including Retail, Office, Industrial, Apartments and Hotels. With 40 years of experience in real estate investing, commercial real estate brokerage, real estate securities, land development, construction and mortgage banking and lending, Inland is one of the nation’s largest commercial real estate and finance groups.

Mr. Goodwin is the former Chairman of the Board and a current Director of Inland Real Estate Corporation (IRC), a public company listed on the NYSE. In addition, he is the founder of the Retail Properties of America REIT, which is also listed on the NYSE as RPAI. He is also Chairman of the National Association of Real Estate Trusts (NAREIT) Non-traded REIT Council.

In addition, Mr. Goodwin is Chairman of the Board of Inland Bancorp, a multi-bank holding company, and is a director of the Chicago Better Government Association.

Housing and Real Estate Development. Mr. Goodwin has been in the real estate industry for more than 40 years, and has demonstrated a lifelong interest in housing related issues. He is a member of the National Association of REALTORS® President’s Circle, the National Association of REALTORS® Hall of Fame, the Illinois Association of REALTORS® Hall of Fame, and The Chicago Association of REALTORS® Hall of Fame.

He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of two nationally recognized real estate reference books for the management of multi-family residential properties. Mr. Goodwin served for 10 years on the Board of the Illinois Housing Development Authority (IHDA) Trust Fund. He was an advisor for the Office of Housing Coordination Services of the State of Illinois and was a founding member of the Illinois State Affordable Housing Conference. He also completed the definitive DuPage County affordable housing study as Chairman of the DuPage County Affordable Housing Task Force.

In 1994, Mr. Goodwin founded New Directions Housing Corporation, a not-for-profit entity that has developed affordable housing for low income residents throughout Illinois.

Education. A product of Chicago-area elementary and high schools, Mr. Goodwin obtained his Bachelor’s Degree and his Master’s Degree from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and served for 10 years as the Chairman of Northeastern Illinois University. He has been Vice Chairman of the Board of Trustees of Benedictine University for 20 years.

Mr. Goodwin continued his commitment to education through his work with the BBF Family Services’ Pilot Elementary School in Chicago, and the funding and development of the Inland Vocational Training Center for the Handicapped at Little City in Palatine, Illinois. He established an endowment for the funding of a perpetual college scholarship program for inner-city disadvantaged youth and also instituted a program to transition disabled students from school to the workplace.

Public Service. Mr. Goodwin’s passionate focus on ethics in business led to The Inland Real Estate Group of Companies winning the coveted Better Business Bureau Annual Ethics Award twice in the last four years out of 1700 nominees.

ROBERT H. BAUM (age 70) has been with The Inland Real Estate Group, Inc. and its affiliates since 1968 and is one of the four original principals. He is a Vice Chairman and Executive Vice President and General Counsel of The Inland Real Estate Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Real Estate Group, Inc. and its affiliates. This responsibility includes the supervision of the Inland Law Department and serving as liaison with outside counsel.

Following his graduation from Northwestern University School of Law in 1967, Mr. Baum took a teaching position in the Chicago Public School System where he met the three other teaching associates who together with him became the founding principals of Inland. In 1968, he began his practice of law in Chicago with Shulman and Baum, a labor law firm. In January, 1973, Mr. Baum joined Inland on a full-time basis as its General Counsel, a position he has held since that time.

Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, The Private Company General Counsel Group and has also been a guest lecturer for the Illinois State Bar Association and Northwestern University School of Law. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also an Illinois licensed real estate broker. He has served as a director of American National Bank of DuPage and Inland Bank & Trust and currently serves as a director of Inland Bancorp, Inc., a bank holding company.

Mr. Baum is a member of the Board of Trustees of Window to the World Communications, Inc., Chicago’s premier public media organization that creates and presents unique content for television (WTTW, Channel 11), radio (WFMT, 98.7 FM) and digital media. Mr. Baum is currently a Lifetime Trustee and has been a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge. He is also a Governing Member of the Chicago Symphony Orchestra and a Sponsor of the Civic Orchestra of Chicago. In addition, Mr. Baum was named a Paul Harris Fellow by The Rotary Foundation of Rotary International. He is also a past member of the Men’s Council of the Museum of Contemporary Art in Chicago.

ROBERT D. PARKS (age 70) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. He is also a Director of Inland Private Capital Corporation. Mr. Parks has served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to June 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003 until October 2010, and a Director of Inland Institutional Capital Partners Corporation from May 2006 until August 2012.

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

MITCHELL A. SABSHON (age 61) is a director, chief executive officer and president of IREIC, positions he has held since late 2013. Mr. Sabshon has also served as a director of Inland Private Capital Corporation since September 2013. Prior to joining IREIC in August 2013, Mr. Sabshon served as executive vice president and chief operating officer of Cole Real Estate Investments, Inc. from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across the Cole Real Estate Investments organization, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole Real Estate Investments in November 2010, Mr. Sabshon served as managing partner and chief investment officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon served as chief investment officer and executive vice president of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including president and chief executive officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was executive director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including as senior vice president in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon received his J.D. from Hofstra University School of Law and a B.A. from George Washington University.

CATHERINE L. LYNCH (age 55) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and treasurer and secretary (since June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director and treasurer of Inland Investment Advisors, Inc. since June 1995, as a director and treasurer of Inland Institutional Capital Partners, Inc. since May 2006, and as a director of Inland Private Capital Corporation since May 2012. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority (“FINRA”) as a financial operations principal.

ROBERTA S. MATLIN (age 69) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin has been a director of Inland Private Capital Corporation since May 2001, a vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She also served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and vice president of Inland Securities Corporation since July 1995. Since December 2007, Ms. Matlin has served as a director of Pan American Bank. Since 2008, Ms. Matlin has served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and as vice president of administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. Ms. Matlin served as president of Inland American Business Manager & Advisor, Inc. from October 2004 until December 2011, as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011, and as vice president of administration of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from 2003 until 2007. She has also served as vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA and is a member of the Real Estate Investment Securities Association (“REISA”).

BRENDA G. GUJRAL (age 71) serves as a director of IREIC. Ms. Gujral served as IREIC’s president most recently from January 2013 to December 2013 and also served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011. Ms. Gujral was appointed chief executive officer of IREIC in January 2008 until February 2012. She served as a director of Inland Securities Corporation from January 1997 to August 2013, and has served as its president from January 2013 to August 2013 (and served as its president and chief operating officer from January 1997 to June 2009). Ms. Gujral was a director of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from its inception in March 2003 until May 2012 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral serves as a director of Inland American Real Estate Trust, Inc. and served as its president since its inception in October of 2004 until December of 2011. She also serves as a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been a director of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and has served as its President since May 2012. She has been a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

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

BRIAN M. CONLON (age 54) has served as a director of IREIC since August 2013 and previously in that role from February 2011 to January 2013. Mr. Conlon also served as president of IREIC from January 2011 to January 2013. He also currently serves as president and as a director of Inland Securities Corporation, a wholly-owned subsidiary of IREIC. In that capacity, he directs all capital-raising activities through a national team of internal and external wholesalers. Mr. Conlon began his career with Inland in September 1999 as executive vice president for Inland Securities Corporation.

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

GUADALUPE GRIFFIN (age 49) joined Inland in 1994. Ms. Griffin serves as principal executive officer of the Partnership (since January 2014), director of asset management and senior vice president of IREIC, and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for investor communications, the asset management and day-to-day operations of the public and private partnerships and limited liability companies, which include the development of operating and disposition strategies. Ms. Griffin also has served as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin holds an Illinois Real Estate Brokers License.

DONNA URBAIN (age 51) joined Inland in 2002 and is the principal financial officer of the Partnership. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 37) joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, Inc. In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation since August 2009, and as the secretary of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our general partner is entitled to receive a share of cash distributions of net sales proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us. Our general partner received distributions of $0 and $590,000 for the years ended December 31, 2013 and 2012, respectively.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket costs relating to our administration (as set forth under terms of the partnership agreement). For the year ended December 31, 2013, such costs included in general and administrative expenses to affiliates and professional services to affiliates were $50,873 of which $9,621 was unpaid as of December 31, 2013.

An affiliate of the general partner performs marketing and advertising services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2013, we incurred $160 of such costs, all of which was paid as of December 31, 2013.

An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the year ended December 31, 2013, we incurred $0 of such costs. The affiliate does not recognize a profit on any project.

As of December 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

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

Item 14. Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, LLP were as follows:

	Years ended December 31,
	2013	2012
Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$50,290	46,515

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2013 and 2012, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 17 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and amended and restated Agreement of Limited Partnership, included as Exhibits A and B to the Registration Statement on Form S-11, filed with the SEC on October 12, 1988 as amended, are incorporated herein by reference thereto.

4	Form of Certificate of Ownership representing interests in the registrant filed as Exhibits 4(a) and 4(b) to Registration Statement on Form S-11, File No. 33-18607, is incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners’ Capital, (iv) the Statements of Cash Flows and (v) related notes.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2013 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN
By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN
By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 12, 2014

/s/	DONNA URBAIN
By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	March 12, 2014

/s/	CATHERINE L. LYNCH
By:	Catherine L. Lynch
Its:	Chief Financial Officer
Date:	March 12, 2014

/s/	ROBERTA S. MATLIN
By:	Roberta S. Matlin
Its:	Director and Senior Vice President
Date:	March 12, 2014

/s/	ROBERT D. PARKS
By:	Robert D. Parks
Its:	Chairman
Date:	March 12, 2014

/s/	BRENDA G. GUJRAL
By:	Brenda G. Gujral
Its:	Director
Date:	March 12, 2014

/s/	DANIEL L. GOODWIN
By:	Daniel L. Goodwin
Its:	Director
Date:	March 12, 2014