Form 10-Q
period 2014-03-31
INLAND LAND APPRECIATION FUND LP
filed 2014-05-09
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3544798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

March 31, 2014 and December 31, 2013

(unaudited)

Assets	2014	2013

Current assets:
Cash and cash equivalents (Note 1)	$2,092,777	1,999,497
Other assets	1,885	2,580

Total current assets	2,094,662	2,002,077

Investment properties (including acquisition fees paid to affiliates of $216,239 at March 31, 2014 and December 31, 2013) (Note 3):
Land and improvements	5,374,539	8,410,087

Total assets	$7,469,201	10,412,164

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,897	2,629
Accrued real estate taxes	11,797	9,280
Due to affiliates (Note 2)	10,010	9,621
Unearned income	107,660	0

Total current liabilities	138,364	21,530

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,351,003	5,351,241
Cumulative cash distributions	(5,335,451)	(5,335,451)

	16,052	16,290

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at March 31, 2014 and December 31, 2013, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	24,921,605	27,981,164
Cumulative cash distributions	(43,480,223)	(43,480,223)

	7,314,785	10,374,344

Total Partners’ capital	7,330,837	10,390,634

Total liabilities and Partners’ capital	$7,469,201	10,412,164

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2014 and 2013

(unaudited)

	2014	2013

Revenues:
Rental income (Note 4)	$35,609	36,234

Total revenues	35,609	36,234

Expenses:
Professional services to affiliates	13,279	14,346
Professional services to non-affiliates	31,173	37,331
General and administrative expenses to affiliates	5,883	4,266
General and administrative expenses to non-affiliates	8,445	17,354
Marketing expenses to affiliates	55	130
Land operating expenses to non-affiliates	3,212	2,883
Impairment loss on land	3,035,973	0

Total expenses	3,098,020	76,310

Operating loss	(3,062,411)	(40,076)

Interest income	1,214	1,236
Other income	1,400	1,500

Net loss	$(3,059,797)	(37,340)

Net loss allocated to:
General Partner	$(238)	(373)
Limited Partners	(3,059,559)	(36,967)

Net loss	$(3,059,797)	(37,340)

Net loss allocated to the one General Partner Unit	$(238)	(373)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three months ended March 31, 2014 and 2013)	$(103.39)	(1.25)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

(unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(3,059,797)	(37,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on land	3,035,973	0
Changes in assets and liabilities:
Other assets	695	658
Accounts payable	6,268	(5,861)
Accrued real estate taxes	2,517	1,975
Due to affiliates	389	2,011
Unearned income	107,660	109,570

Net cash provided by operating activities	93,705	71,013

Cash flows from investing activities:
Additions to investment properties	(425)	(6,235)

Net cash used in investing activities	(425)	(6,235)

Cash flows from financing activities:
Distributions	0	(1,106)

Net cash used in financing activities	0	(1,106)

Net increase in cash and cash equivalents	93,280	63,672
Cash and cash equivalents at beginning of period	1,999,497	2,070,810

Cash and cash equivalents at end of period	$2,092,777	2,134,482

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2014

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2013 which are included in the Partnership’s 2013 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through March 31, 2014, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a unit repurchase program.

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

Except as described in footnote (b) under “Investment properties” on page 15, the Partnership uses the area method of allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2014

(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $19,162 and $18,612 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively, of which $9,585 and $9,621 was unpaid as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $55 and $130 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively, all of which was paid as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $425 have been incurred for the three months ended March 31, 2014. Such costs are included in investment properties, of which $425 was unpaid as of March 31, 2014. The affiliate did not recognize a profit on any project.

As of March 31, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(3) Investment Properties

As of March 31, 2014, the Partnership owned four parcels of land consisting of approximately 491 acres. There were no land sales during the three months ended March 31, 2014.

(a)	Reconciliation of investment properties owned:

	March 31, 2014	December 31, 2013

Balance at January 1,	$8,410,087	8,403,480
Additions during period	425	6,607
Impairment loss on land	(3,035,973)	0

Balance at end of period,	$5,374,539	8,410,087

(b)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. During the first quarter of 2014, management formally changed its intent to hold the remaining parcels for an indefinite period of time. As a result, the Partnership records its investment properties at the lower of cost or market value as of March 31, 2014. Based on sales offers and the estimated market value of the remaining parcels, management estimates a decrease in current land value, which results in an impairment loss on land of $3,035,973 as of March 31, 2014.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2014

(unaudited)

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

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of March 31, 2014, unearned income was $107,660.

As of March 31, 2014, the Partnership had farm leases of generally one year in duration, for approximately 425 acres of the approximately 491 acres owned.

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

On April 16, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acreage of Parcel 17/18/22. The contract sales price is approximately $4.2 million. Provided the buyer performs pursuant to the terms of the contract, the sale is expected to occur during the second quarter of 2014.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2014, management formally changed its intent to hold the remaining parcels for an indefinite period of time. As a result, the Partnership records its investment properties at the lower of cost or market value as of March 31, 2014. Based on sales offers and the estimated market value of the remaining parcels, management estimates a decrease in current land value which results in an impairment loss on land of $3,035,973 as of March 31, 2014.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of March 31, 2014 and December 31, 2013, we have not classified any investment properties as investment property held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through March 31, 2014, we have had multiple sales transactions disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. As of March 31, 2014, cumulative distributions to the limited partners have totaled $43,480,223, which is equivalent to 145% of the original capital raised which was $30,000,000, and $5,335,451 to the general partner. Through March 31, 2014, we have used $20,317,708 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2014, we own, in whole or in part, four of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At March 31, 2014, we had cash and cash equivalents of $2,092,777, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

There were no land sales for the three months ended March 31, 2014 and 2013, respectively. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

On April 16, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acreage of Parcel 17/18/22. The contract sales price is approximately $4.2 million. Provided the buyer performs pursuant to the terms of the contract, the sale is expected to occur during the second quarter of 2014.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $19,162 and $18,612 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively, of which $9,585 and $9,621 was unpaid as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $55 and $130 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively, all of which was paid as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of the general partner performed activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $425 have been incurred for the three months ended March 31, 2014. Such costs are included in investment properties, of which $425 was unpaid as of March 31, 2014. The affiliate did not recognize a profit on any project.

As of March 31, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of March 31, 2014, we owned four parcels of land consisting of approximately 491 acres. Of the 491 acres owned, approximately 425 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $35,609 and $36,234 for the three months ended March 31, 2014 and 2013, respectively. Rental income decreased due to a small decrease in tillable acreage. Farm rent payments are fully collected during the first quarter. A portion of the farm rent collected is classified as unearned income of $107,660 as of March 31, 2014.

On April 16, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acreage of Parcel 17/18/22. The contract sales price is approximately $4.2 million. Provided the buyer performs pursuant to the terms of the contract, the sale is expected to occur during the second quarter of 2014.

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

Professional services to affiliates and non-affiliates were $44,452 and $51,677 for the three months ended March 31, 2014 and 2013, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates decreased primarily due to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $14,328 and $21,620 for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates decreased primarily due to a decrease in printing and postage costs as a result of the mini-tender offer in 2013, as well as a decrease in farm management fees in 2014.

Marketing expenses to affiliates were $55 and $130 for the three months ended March 31, 2014 and 2013, respectively. Marketing expenses to affiliates were for signage costs and for preparing the parcels for sale.

Land operating expenses to non-affiliates were $3,212 and $2,883 for the three months ended March 31, 2014 and 2013, respectively. These costs primarily include real estate taxes and insurance. The increase is due to an increase in real estate taxes.

During the first quarter of 2014, management formally changed its intent to hold the remaining parcels for an indefinite period of time. As a result, the Partnership records its investment properties at the lower of cost or market value as of March 31, 2014. Based on sales offers and the estimated market value of the remaining parcels, management estimates a decrease in current land value, which results in an impairment loss on land of $3,035,973 as of March 31, 2014.

Interest income was $1,214 and $1,236 for the three months ended March 31, 2014 and 2013, respectively. Interest income is primarily a result of the cash available to invest on a short term basis.

Other income was $1,400 and $1,500 for the three months ended March 31, 2014 and 2013, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease is due to less transfer fee income as a result of a decrease in the number of completed unit transfers.

Investment properties

We acquired fee ownership of the following real property investments. The table below summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the quarter ending March 31, 2014.

Investment properties activity:

		Gross Acres		Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
	Illinois	Purchased	Purchase/Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	3/31/14	Recognized

1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued):

		Gross Acres		Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
	Illinois	Purchased	Purchase/Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	3/31/14	Recognized

8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,784	146,176	557,935	0

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,659	87,631	350,885	0

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,810	649,323	0	0
		(76.2020)	09/13/12

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17/18/22	McHenry	425.9360	Var 1990	3,844,632	223,856	4,068,488	2,348,907	2,550,076	3,867,319	0
		(1.0000)	Var 1990
		(0.5200)	03/11/93
		(27.5100)	01/29/99
		(51.0000)	10/02/08

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Investment properties activity (continued):

		Gross Acres		Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
	Illinois	Purchased	Purchase/Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	3/31/14	Recognized

19	McHenry	63.6915	02/23/90	$490,158	29,158	519,316	663,244	584,160	598,400	0

20	Kane	224.1480	02/28/90	2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90	1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998

23	Kendall	140.0210	05/08/90	1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90	1,359,774	98,921	1,458,695	101,991	1,560,686	0	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.577)	05/04/12

25	Kane	225.0000	06/01/90	2,600,000	168,778	2,768,778	301,040	3,069,818	0	0
		(225.0000)	09/07/12

	Totals			$23,624,761	1,562,308	25,187,069	20,317,708	40,130,238	5,374,539	0

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

On April 16, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acreage of Parcel 17/18/22. The contract sales price is approximately $4.2 million. Provided the buyer performs pursuant to the terms of the contract, the sale is expected to occur during the second quarter of 2014.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2014. Therefore, we may authorize additional sales of partnership units directly between parties during 2014. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. There were no withholding payments necessary as of March 31, 2014.

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

Based on management’s evaluation as of March 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2014. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	May 9, 2014

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	May 9, 2014