Form 10-Q
period 2014-06-30
INLAND LAND APPRECIATION FUND LP
filed 2014-08-08
CIK 825315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Yes ☐    No X

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Balance Sheets

June 30, 2014 and December 31, 2013

(unaudited)

Assets	2014	2013

Current assets:
Cash and cash equivalents (Note 1)	$2,056,011	1,999,497
Other assets	1,182	2,580

Total current assets	2,057,193	2,002,077

Investment properties (including acquisition fees paid to affiliates of $216,239 at June 30, 2014 and December 31, 2013) (Note 3):
Land and improvements	5,374,539	8,410,087

Total assets	$7,431,732	10,412,164

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,611	2,629
Accrued real estate taxes	10,492	9,280
Due to affiliates (Note 2)	9,654	9,621
Unearned income	72,034	0

Total current liabilities	100,791	21,530

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	5,351,004	5,351,241
Cumulative cash distributions	(5,335,451)	(5,335,451)

	16,053	16,290

Limited Partners:
Units of $1,000. Authorized 30,001 Units, 29,593 Units outstanding at June 30, 2014 and December 31, 2013, (net of offering costs of $3,768,113, of which $1,069,764 was paid to affiliates)	25,873,403	25,873,403
Cumulative net income	24,921,708	27,981,164
Cumulative cash distributions	(43,480,223)	(43,480,223)

	7,314,888	10,374,344

Total Partners’ capital	7,330,941	10,390,634

Total liabilities and Partners’ capital	$7,431,732	10,412,164

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2014 and 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Revenues:
Rental income (Note 4)	$35,875	36,633	71,484	72,867

Total revenues	35,875	36,633	71,484	72,867

Expenses:
Professional services to affiliates	8,371	11,288	21,650	25,634
Professional services to non-affiliates	16,646	12,328	47,819	49,659
General and administrative expenses to affiliates	2,074	4,197	7,957	8,463
General and administrative expenses to non-affiliates	3,491	3,557	11,936	20,911
Marketing expenses to affiliates	2,461	30	2,516	160
Land operating expenses to non-affiliates	4,966	4,336	8,178	7,219
Impairment loss on land	0	0	3,035,973	0

Total expenses	38,009	35,736	3,136,029	112,046

Operating income (loss)	(2,134)	897	(3,064,545)	(39,179)

Interest income	1,188	1,250	2,402	2,486
Other income	1,050	1,000	2,450	2,500

Net income (loss)	$104	3,147	(3,059,693)	(34,193)

Net income (loss) allocated to:
General Partner	$1	31	(237)	(342)
Limited Partners	103	3,116	(3,059,456)	(33,851)

Net income (loss)	$104	3,147	(3,059,693)	(34,193)

Net income (loss) allocated to the one General Partner Unit	$1	31	(237)	(342)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (29,593 for the three and six months ended June 30, 2014 and 2013):	$.00*	.11	(103.38)	(1.14)

*Amount is less than .005 per Unit

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

(unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(3,059,693)	(34,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on land	3,035,973	0
Changes in assets and liabilities:
Other assets	1,398	1,324
Accounts payable	5,982	(8,145)
Accrued real estate taxes	1,212	1,294
Due to affiliates	33	(155)
Unearned income	72,034	73,312

Net cash provided by operating activities	56,939	33,437

Cash flows from investing activities:
Additions to investment properties	(425)	(6,607)

Net cash used in investing activities	(425)	(6,607)

Cash flows from financing activities:
Distributions	0	(1,112)

Net cash used in financing activities	0	(1,112)

Net increase in cash and cash equivalents	56,514	25,718
Cash and cash equivalents at beginning of period	1,999,497	2,070,810

Cash and cash equivalents at end of period	$2,056,011	2,096,528

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund, L.P. (the “Partnership”), was formed in October 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 12, 1988 and October 6, 1989, the Partnership sold 30,000 Limited Partnership Units (“Units”) at $1,000 per Unit, which does not include the General Partner or the Initial Limited Partner, resulting in gross offering proceeds of $30,000,000. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership’s real property investments according to the number of Units held. Through June 30, 2014, the Partnership had repurchased a total of 407.75 Units for $359,484 from various Limited Partners through a unit repurchase program.

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

Recently Issued Accounting Guidance

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

(unaudited)

line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for transactions that occur in annual periods beginning on or after December 15, 2014, and in interim periods within those years. Early adoption is permitted, but only for disposals or held for sale classifications that have not been reported in financial statements previously issued or made available for issuance. The Partnership expects the new guidance to eliminate the reporting of discontinued operations from sales of parcels on a going forward basis.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Partnership is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $29,607 and $34,097 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively, of which $8,304 and $9,621 was unpaid as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $2,516 and $160 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively, of which $1,175 and $0 was unpaid as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $425 have been incurred for the six months ended June 30, 2014. Such costs are included in investment properties, of which $175 was unpaid as of June 30, 2014. The affiliate did not recognize a profit on any project.

As of June 30, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(3) Investment Properties

As of June 30, 2014, the Partnership owned four parcels of land consisting of approximately 491 acres. There were no land sales during the six months ended June 30, 2014.

INLAND LAND APPRECIATION FUND, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

(unaudited)

(a)	Reconciliation of investment properties owned:

	June 30, 2014	December 31, 2013

Balance at January 1,	$8,410,087	8,403,480
Additions during period	425	6,607
Impairment loss on land	(3,035,973)	0

Balance at end of period,	$5,374,539	8,410,087

(b)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. During the first quarter of 2014, management formally changed its intent to hold the remaining parcels for an indefinite period of time. As a result, the Partnership recorded its investment properties at the lower of cost or market value as of June 30, 2014. Based on sales offers and the estimated market value of the remaining parcels, management estimated a decrease in current land value, which resulted in an impairment loss on land of $3,035,973 for the six months ended June 30, 2014.

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

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of June 30, 2014, unearned income was $72,034.

As of June 30, 2014, the Partnership had farm leases of generally one year in duration, for approximately 425 acres of the approximately 491 acres owned.

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

Valuation of Investment Properties - During the first quarter of 2014, management formally changed its intent to hold the remaining parcels for an indefinite period of time. As a result, the Partnership recorded its investment properties at the lower of cost or market value as of June 30, 2014. On a quarterly basis, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. Based on sales offers and the estimated market value of the remaining parcels, management estimated a decrease in current land value which resulted in an impairment loss on land of $3,035,973 for the six months ended June 30, 2014. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of June 30, 2014 and December 31, 2013, we have not classified any investment properties as investment property held for sale.

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

We used $25,187,069 of gross offering proceeds to purchase on an all-cash basis twenty-five parcels of undeveloped land and an option to purchase undeveloped land. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Fourteen of the parcels were purchased during 1989 and eleven during 1990. Through June 30, 2014, we have had multiple sales transactions disposing of approximately 2,611 acres of the approximately 3,102 acres originally owned. As of June 30, 2014, cumulative distributions to the limited partners have totaled $43,480,223, which is equivalent to 145% of the original capital raised which was $30,000,000, and $5,335,451 to the general partner. Through June 30, 2014, we have used $20,317,708 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2014, we own, in whole or in part, four of our twenty-five original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense.

At June 30, 2014, we had cash and cash equivalents of $2,056,011, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

There were no land sales for the six months ended June 30, 2014 and 2013, respectively. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As land sales occur, net sales proceeds will be used to cover our current and future operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine future distributions.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen continued improvements in the residential resale real estate markets and are now seeing signs of national homebuilders entering back into the market place. We are aware of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds, as well as farmers looking to increase their farming businesses. Inquiries on the Partnership’s land holdings continue to increase as evidenced by recent offers received from current farm tenants, which have led to contracts with third party purchasers for the sale of approximately 427 acres.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $29,607 and $34,097 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively, of which $8,304 and $9,621 was unpaid as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $2,516 and $160 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively, of which $1,175 and $0 was unpaid as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of the general partner performed activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $425 have been incurred for the six months ended June 30, 2014. Such costs are included in investment properties, of which $175 was unpaid as of June 30, 2014. The affiliate did not recognize a profit on any project.

As of June 30, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of June 30, 2014, we owned four parcels of land consisting of approximately 491 acres. Of the 491 acres owned, approximately 425 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $71,484 and $72,867 for the six months ended June 30, 2014 and 2013, respectively. Rental income decreased due to a small decrease in tillable acreage. Farm rent payments are fully collected during the first quarter. A portion of the farm rent collected is classified as unearned income of $72,034 as of June 30, 2014.

On April 16, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acres of Parcel 17/18/22 for approximately $4.1 million. The Partnership previously recorded an impairment of approximately $2.2 million during the first quarter of 2014. Provided the buyer performs pursuant to the terms of the contract, the sale is expected to close during the third quarter of 2014.

On June 17, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acres of Parcels 9 and 11 for $979,464. The Partnership previously recorded an impairment of approximately $234,000 during the first quarter of 2014. Provided the buyer performs pursuant to the terms of the contract, the sale is expected to close during the third quarter of 2014.

Parcel 19 previously received approval required from certain Village of McHenry municipal departments for a preliminary plan approving a 41 unit well and septic residential subdivision to be called Hunters Woods. Following the downturn in the real estate market, we sought an extension in the time limit for recording the final plat for the Hunters Woods Subdivision. The extension expired on May 5, 2011. During the first quarter of 2011, we submitted a formal request for an additional extension as allowed by the Village of McHenry. We received a response which required addressing minor storm water comments raised by the McHenry County Department of Planning and Development. These matters have been addressed in a formal response. During May 2013 we received notice of a recent policy change by the Planning and Development Committee of the County Board regarding subdivisions extensions. The Committee will no longer grant extensions to subdivisions, as had become common practice over the last five years. Instead, subdivision applicants that are currently in the final plat stage will now have the option of suspending the subdivision application for a period of up to four years. We have accepted this option and as a result of this policy change we have until April 18, 2017 to reinitiate our request to proceed with the previously approved plan. As a result of management’s change in intent to hold the remaining parcels for an indefinite period of time, the Partnership recorded an impairment of approximately $584,000 during the first quarter of 2014.

Professional services to affiliates and non-affiliates were $69,469 and $75,293 for the six months ended June 30, 2014 and 2013, respectively. Professional services primarily include accounting and legal fees. Professional services to affiliates and non-affiliates decreased primarily due to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $19,893 and $29,374 for the six months ended June 30, 2014 and 2013, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates decreased primarily due to a decrease in printing and postage costs as a result of the mini-tender offer in 2013, as well as a decrease in farm management fees in 2014.

Marketing expenses to affiliates were $2,516 and $160 for the six months ended June 30, 2014 and 2013, respectively. Marketing expenses to affiliates increased due to the sales efforts for Parcel 17/18/22, Parcel 9 and Parcel 11.

Land operating expenses to non-affiliates were $8,178 and $7,219 for the six months ended June 30, 2014 and 2013, respectively. These costs primarily include real estate taxes and insurance. The increase is due to an increase in real estate taxes.

During the first quarter of 2014, management formally changed its intent to hold the remaining parcels for an indefinite period of time. As a result, the Partnership recorded its investment properties at the lower of cost or market value as of June 30, 2014. Based on sales offers and the estimated market value of the remaining parcels, management estimated a decrease in current land value, which resulted in an impairment loss on land of $3,035,973 for the six months ended June 30, 2014.

Interest income was $2,402 and $2,486 for the six months ended June 30, 2014 and 2013, respectively. Interest income is primarily a result of the cash available to invest on a short term basis.

Other income was $2,450 and $2,500 for the six months ended June 30, 2014 and 2013, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease is due to less transfer fee income as a result of a decrease in the number of completed unit transfers.

Investment properties

We acquired fee ownership of the following real property investments. The table below summarizes the detail activity of all the land parcels owned by the Partnership from the purchase date through the quarter ending June 30, 2014.

Investment properties activity:

	Illinois	Gross Acres	Purchase/Sales	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
		Purchased		Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
1	Kendall	84.7360	01/19/89	$423,680	61,625	485,305	5,462,589	5,947,894	0	0
		(3.5200)	12/24/96
		(.3520)	11/25/97
		(80.8640)	12/29/97

2	McHenry	223.4121	01/19/89	650,000	95,014	745,014	26,816	771,830	0	0
		(183.3759)	12/27/90
		(40.0362)	05/11/00

3	Kendall	20.0000	02/09/89	189,000	13,305	202,305	0	202,305	0	0
		(20.0000)	05/08/90

4	Kendall	69.2760	04/18/89	508,196	38,126	546,322	1,223,376	1,769,698	0	0
		(.4860)	02/28/91
		(27.5850)	08/25/95
		(4.4017)	Var 2001
		(2.1400)	Var 2002
		(23.0933)	Var 2003
		(6.7800)	Var 2004
		(4.7900)	Var 2005

5	Kendall (a)	372.2230	05/03/89	2,532,227	135,943	2,668,170	456,398	3,124,568	0	0
		(Option )	04/06/90
		(372.2230)	06/20/03

6	Kendall (b)	78.3900	06/21/89	416,783	31,691	448,474	1,461,256	1,909,730	0	0
		(3.9500)	11/01/00
		(30.0000)	07/12/05
		(33.4270)	07/27/06
		(11.0130)	08/22/07

7	Kendall (b)	77.0490	06/21/89	84,754	8,163	92,917	1,438,727	1,531,644	0	0
		(71.2070)	08/22/07
		(5.8420)	03/20/08

Investment properties activity (continued):

	Illinois	Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss) on
				Original	Acquisition	Total	Subsequent to	Property	Parcels at	Sale
Parcel	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
8	Kendall (b)	5.0000	06/21/89	$60,000	5,113	65,113	0	65,113	0	0
		(5.0000)	10/06/89

9	McHenry (b)	51.0300	08/07/89	586,845	22,482	609,327	94,784	146,176	557,935	0

10	McHenry (b)	123.9400	08/07/89	91,939	7,224	99,163	600	99,763	0	0
		(123.9400)	12/06/89

11	McHenry (b)	30.5920	08/07/89	321,216	22,641	343,857	94,659	87,631	350,885	0

12	Kendall	90.2710	10/31/89	907,389	41,908	949,297	246,964	1,196,261	0	0
		(.7090)	04/26/91
		(89.5620)	03/10/04

13	McHenry	92.7800	11/07/89	251,306	19,188	270,494	18,745	289,239	0	0
		(2.0810)	09/18/97
		(90.6990)	02/15/01

14	McHenry	76.2020	11/07/89	419,111	23,402	442,513	206,810	649,323	0	0
		(76.2020)	09/13/12

15	Lake	84.5564	01/03/90	1,056,955	85,283	1,142,238	1,661,344	2,803,582	0	0
		(10.5300)	Var 1996
		(5.4680)	Var 1997
		(68.5584)	Var 1998

16	Kane/	72.4187	01/29/90	1,273,537	55,333	1,328,870	706,718	2,035,588	0	0
	Kendall	(30.9000)	07/10/98
		(10.3910)	12/15/99
		(3.1000)	12/12/00
		(28.0277)	05/19/03

17/18/22	McHenry	425.9360	Var 1990	3,844,632	223,856	4,068,488	2,348,907	2,550,076	3,867,319	0
		(1.0000)	Var 1990
		(0.5200)	03/11/93
		(27.5100)	01/29/99
		(51.0000)	10/02/08

Investment properties activity (continued):

	Illinois	Gross Acres			Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain(Loss)
		Purchased	Purchase/Sales		Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
Parcel	County	(Sold)	Date		Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
19	McHenry	63.6915	02/23/90	$	490,158	29,158	519,316	663,244	584,160	598,400	0

20	Kane	224.1480	02/28/90		2,749,800	183,092	2,932,892	1,938,930	4,871,822	0	0
		(.2790)	10/17/91
		(223.8690)	02/20/04

21	Kendall	172.4950	03/08/90		1,327,459	75,822	1,403,281	954,415	2,357,696	0	0
		(172.4950)	Var 1998

23	Kendall	140.0210	05/08/90		1,480,000	116,240	1,596,240	909,395	2,505,635	0	0
		(4.4100)	Var 1993
		(35.8800)	Var 1994
		(3.4400)	Var 1995
		(96.2910)	08/26/99

24	Kendall	298.4830	05/23/90		1,359,774	98,921	1,458,695	101,991	1,560,686	0	0
		(12.4570)	05/25/90
		(4.6290)	04/01/96
		(69.8200)	11/26/02
		(211.577)	05/04/12

25	Kane	225.0000	06/01/90		2,600,000	168,778	2,768,778	301,040	3,069,818	0	0
		(225.0000)	09/07/12

	Totals			$	23,624,761	1,562,308	25,187,069	20,317,708	40,130,238	5,374,539	0

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. There were no withholding payments necessary as of June 30, 2014.

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

Based on management’s evaluation as of June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

10.1	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund, L.P. Parcel 17/18/22), by and between Inland Land Appreciation Fund, L.P. and Hemmingsen Farms, LLC, dated April 16, 2014.

10.2	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund, L.P. Parcel 9 and Parcel 11), by and between Inland Land Appreciation Fund, L.P. and Provision Equity, LLC and Freedom Lane, LLC, dated June 17, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	August 8, 2014

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	August 8, 2014